Form 10QSB
period 2000-11-30
TRANSFORM PACK INTERNATIONAL INC
filed 2001-01-22
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No. 000-31727

               TRANSFORM PACK INTERNATIONAL, INC..
     (Exact name of small business issuer as specified in its
                            charter)

           Minnesota                        41-1886254
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    PO Box 1354, 310 Baig Blvd., Moncton, NB, Canada E1C 8T6
            (Address of principal executive offices)

                         (506) 854-9211
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Exchange Act subsequent to the distribution of securities under
a plan confirmed by a court.  Yes  [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
November 30, 2000, there were 10,910,957 shares of common stock outstanding.

                           FORM 10-QSB
               TRANSFORM PACK INTERNATIONAL, INC.

                              INDEX

                                                    Page

PART I.   Item 1. Financial Information             3

          Balance Sheets at November 30, 2000       3
          (Unaudited) and May 31, 2000

          Statements of Operations for the Three    4
          and Six Months Ended November 30, 2000
          and 1999 and for the Period from
          Date of Inception (October 31, 1994)
          through November 30, 2000 (Unaudited)

          Statements of Cash Flows for the Three    5
          Months Ended November 30, 2000 and 1999
          and for the Period from Date of Inception
          (October 31, 1994) through November 30,
          2000 (Unaudited)

          Notes to Financial Statements             6

          Item 2. Management's Discussion and       15
          Analysis or Plan of Operation

PART II.  Other Information                         17

Signatures                                          17

                             PART I.
                  Item 1. Financial Information


TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)

                                               November 30       May 31
                                                  2000            2000


                              ASSETS
Current
   Cash and cash equivalents                   $      -        $   170,933
   Accounts receivable (Note 3)                    81,521          180,470
   Inventory                                      282,019          127,309
   Prepaid Expense                                    501            2,729

                                                  364,041          481,441
Capital assets (Note 4)                           500,208          526,651
Investment in affiliate (Note 5)                    2,000            2,000

                                               $  866,249       $1,010,092

                           LIABILITIES
Current
   Bank indebtedness (Note 6)                  $  368,218       $  313,500
   Accounts payable (Note 7)                      468,495          226,763
   Current portion of long-term debt (Note 8)      57,319           94,927
   Current portion of redeemable preferred
     share (Note 9)                                60,000           60,000

                                                  954,033          695,190
Long-term debt (Note 8)                           469,304          468,997
Non-controlling interest in preferred equity      506,250          506,250
  of a subsidiary (Note 9)
Due to shareholders (Note 10)                     281,307          127,077

                                                2,210,893        1,797,514

                     SHAREHOLDERS' DEFICIENCY

Share capital                                   1,139,847        1,139,847
Deficit accumulated during the
  development stage                            (2,484,490)      (1,927,269)

                                               (1,344,643)        (787,422)

                                               $  866,249       $1,010,092

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Canadian dollars)
(Unaudited)

                                                                                        Period from Oct.
                                       Quarter      Quarter    Six Months   Six Months    31/94 (date of
                                         Ended        Ended         Ended        Ended  incorporation to
                                   November 30  November 30   November 30  November 30       November 30
                                          2000         1999          2000         1999              2000
Revenue                            $    62,867  $    91,747   $    78,829  $   147,224    $   921,761

Cost of sales                           48,066       37,518        76,654       81,445        516,497
Selling, general and
  aministrative expenses               332,013       33,320       487,537       94,866      2,224,887
Research and development expense        21,050       16,733        61,660       36,068        750,173
Interest expense - long-term             2,499        2,923         6,368        6,120         65,321
                 - other                 2,251        1,879         3,830        4,280         87,415
Other expenses (income)                    -            -             -            -         (238,043)

                                       405,880       92,373       629,540      222,780      3,406,251

   Net loss                        $  (343,013)  $     (626)  $ (557,221)   $  (75,557)  $(2,484,490)

Basic net loss per share           $     (0.03)  $    (0.00)  $    (0.05)   $    (0.01)

Weighted average number of common
shares outstanding                  10,910,957    7,000,000    10,910,957    7,000,000

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)

                                                               Period from Oct.
                                       Six Months   Six Months   31/94 (date of
                                            Ended        Ended incorporation to
                                      November 30  November 30      November 30
                                             2000         1999             2000

Net inflow (outflow) of cash and cash
equivalents related to the following
activities:

Operating
   Net Income (Loss)                   $(557,219)    $(75,557)      $(2,484,490)
   Items not affecting cash
       Amortization                       42,067       40,984           353,876
       Fair value of stock options
        granted to non-employees               -            -            24,349

   Changes in non-cash working
    Capital items
       Accounts receivable                98,950      (23,480)          (81,520)
       Inventory                        (154,710)      (7,103)         (282,019)
       Prepaid expenses                    2,228        1,126              (501)
       Accounts payable                  241,731      (14,492)          461,280

                                        (326,953)    (78,,522)       (2,009,025)

Financing
   Proceeds on long-term debt              5,362          627         1,082,317
   Repayment of long-term debt           (42,662)     (19,529)         (255,691)
   Due to related parties                154,230            -           281,307
   Proceeds from (repayment of)
    bank indebtedness                     54,718       98,103           368,218

                                         171,648       79,201         1,476,151

Investing
   Proceeds from issuance of
    capital stock                              -            -         1,388,965
   Acquisition of capital assets, net
    of government assistance relieved    (15,628)        (680)         (861,091)
   Proceeds on disposal of
    capital assets                             -            -             5,000

                                         (15,628)        (680)          532,874

Net outflow of cash and cash equivalents(170,933)           -                 -
Cash and cash equivalents,
 beginning of period                     170,933            -                 -

Cash and cash equivalents, end
 of period                              $      -     $      -       $         -

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


1.   BASIS OF PRESENTATION

   Transform Pack International Inc. (a development stage company) (formerly Cybernetics Inc.) (the "Company") is incorporated under the laws of the State of Minnesota, and was until January 2000, a non-operating shell company. On January 28, 2000, the Company and its shareholders entered into an exchange agreement with the shareholders of Transform Pack Inc., whereby the shareholders of Transform Pack Inc. acquired control of the Company by way of a reverse acquisition. The acquisition was effected by the issue of 7,000,000 shares of the Company in exchange for 100% of the outstanding common shares of Transform Pack Inc. Transform Pack Inc. is a development stage company incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products.


   The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended May 31, 2000, the quarter ended November 30, 2000 and the six months ended November 30, 2000, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2000 and November 30, 2000, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the
   Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


1.  BASIS OF PRESENTATION (continued)

    Management's Plans

   As shown in the consolidated financial statements, the Company incurred a loss from operations of $626 for the quarter ended November 30, 1999,a loss from operations of $343,013 for the quarter ended November 30, 2000, a loss from operations of $557,221 for the six months ended November 30, 2000 and a loss from operations of $75,557 for the six months ended November 30, 1999, as well as a net shareholders' deficiency in assets at the year end and the end of the second quarter, November 30, 2000. Since its inception, the Company has devoted substantially all of its efforts to developing the products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependent on achieving a level of sales adequate to support the Company's cost structure.

   The Company intends to increase sales through market penetration strategies designed to introduce the products to numerous North American and European customers. The Company is currently working on obtaining additional funding which will satisfy its working capital needs and allow the Company to increase its production.


   Interim Financial Statements

   These unaudited financial statements for the quarters ended November 30, 2000 and 1999 and for the six months ended November 30, 2000 and 1999, reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the quarter ended November 30, 2000, and the six months ended November 30, 2000 are not necessarily indicative of the results of operations for the entire year.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


2.   ACCOUNTING POLICIES

   The financial statements have been prepared in accordance with accounting principles generally accepted in the United
   States of America and include the following significant accounting policies:

   a)   Government Assistance

        Government assistance received as a reimbursement of a capital cost acquisition is recorded as a reduction of the capital cost and is amortized on the same basis as the asset. Contributions received for the development of the technology of spice sheets is recorded as a reduction of the related research and development expense.


   b)   Inventory

        Inventory consists of raw materials, work in progress and finished products and is recorded at the lower of cost
        (on a first-in, first-out basis) and net realizable value.


   c)   Capital Assets

        Capital assets are recorded at cost less government assistance. Amortization is computed using the following rates and methods:

               Machinery and equipment       10 years straight-line
               Leasehold improvement          5 years straight-line
               Office furniture and equipment 20% declining-balance
               Lab equipment                  20% declining-balance
               Patents                       10 years straight-line

   d)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities in these financial statements. Actual results could differ from those estimates.


   e)   Research and Development

        Research and development costs are charged to expenses when incurred.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


2.   ACCOUNTING POLICIES (continued)

    f)  Income Taxes

        Income taxes are provided for current taxes payable or refundable, and temporary differences arising from the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. The effect of income taxes is measured based on currently enacted tax laws and rates in accordance with SFAS No. 109, Accounting for Income Taxes. A valuation allowance is provided for deferred tax assets when it is more likely than not that some or all of such assets will not be realized.


   g)  Comprehensive Income

        The Company has adopted SFAS 130, "Reporting Comprehensive Income". There are no differences between the Company's net earnings as reported and its comprehensive income as defined by SFAS 130. Accordingly, a separate statement of comprehensive income has not been presented.


   h)   Cash and Cash Equivalents

        The Company considers investments in highly-liquid investment instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value. Cash equivalents consist principally of investments in certificates of deposit with financial institutions.


   i)   Derivative Instruments and Hedging Activities

        In June 2000, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's 2002 fiscal year. Under the new standard, companies will be required to record derivatives on the balance sheet as assets or liabilities measured at fair value. Management has determined that the impact of applying SFAS 133 is not material.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


2. ACCOUNTING POLICIES (continued)



   j)   Loss per share

        The following table sets forth the computation of loss per share:

                         Quarter ended  Quarter Ended  Six Months  Six Months
                                                            Ended       Ended
                          November 30,   November 30, November 30, November 30,
                               2000           1999         2000         1999

   Numerator:

   Net Loss               $ (343,013)    $     (626)   $ (550,711) $  (75,557)

   Denominator:

   Reflects the common
    shares issued to effect
    the reverse acquisition
    of Transform Pack Inc
    (Note 1)                              7,000,000                 7,000,000

   Weighted average number
    of shares outstanding
    during the period     10,910,957                   10,910,957

   Loss per share          $   (0.03)      $  (0.00)    $   (0.05)   $  (0.01)


Diluted loss per share has not been presented as it would be anti-dilutive for each period presented.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)

2.  ACCOUNTING POLICIES (continued)

   k)  Revenue Recognition

        The company recognizes revenue from spice sheet sales after a purchase order has been received, the sheets have been completed and shipped to the customer in accordance with terms agreed to. Terms of shipping are generally FOB Transform Pack's plant in Moncton, New Brunswick.


3.   ACCOUNTS RECEIVABLE

                                        November 30       May 31
                                               2000         2000

   Accounts receivable - trade       $     211,494   $   186,836
   Allowance for doubtful accounts        (141,815)      (23,600)
   Sales tax receivable                     11,842        17,234

                                      $     81,521   $   180,470

4.   CAPITAL ASSETS

                                                           Net Book Value
                                            Accumulated  November 30  May 31
                                     Cost   Amortization     2000      2000

   Machinery and equipment         $ 715,496  $ 262,414   $ 453,082  $ 469,076
   Leasehold improvements             51,802     37,057      14,745     19,780
   Office furniture and equipment     62,492     41,355      21,137     23,554
   Lab equipment                      23,718     14,963       8,756     11,127
   Patents                            60,414     28,226       2,188     35,860

                                     913,922    384,015     529,908    559,397
   Government assistance             (64,972)   (35,272)    (29,700)   (32,746)

                                   $ 848,950  $ 348,743   $ 500,208  $ 526,651

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)



5.   INVESTMENT IN AFFILIATE

   Transform Pack Inc. owns 10,000 shares of Transform Pack  GmbH
   Europe  which  represents a 2% ownership of the  total  common
   shares  issued.   This investment has been  accounted  for  at
   cost.


6.   BANK INDEBTEDNESS

   Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (7.5% at November 30,
   2000)   plus   1   1/8%,  which  is  guaranteed   by   certain
   shareholders of the Company.  At November 30, 2000,  the  full
   amount  of  this line of credit had been drawn.   The  company
   also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (7.5% at November 30, 2000) plus 1 1/2% and prime (7.5% at November 30, 2000) plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At November 30, 2000, $50,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE

                                      November 30       May 31
                                         2000            2000

   Accounts payable - trade          $     411,208   $     174,254
   Payroll deductions payable               13,070           2,207
   Advances from customer                      -               -
   Accrued liabilities                      44,217          50,302

                                     $     468,495   $     226,763

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)



8.   LONG-TERM DEBT

                                                   November 30       May 31
                                                       2000           2000

   Bank loan, repayable in monthly
   principal payments of
   $1,167 plus interest at prime
   (7.5% at November 30, 2000)
   plus 1.75%, through the Small
   Business Loan Act,
   secured by a chattel mortgage on a
   specific piece of equipment.                    $     4,734    $   10,591

   Bank loan, repayable in
   monthly principal payments
   of $1,667 plus interest at prime
   (7.5% at November 30,
   2000) plus 1.75%, through the Small
   Business Loan Act, secured by a chattel
   mortgage on specific machinery
   and equipment.                                      98,333       108,333

   ACOA loan, repayable in 82 consecutive monthly
   installments of $5,361, followed by one
   final installment of $5,398 commencing June 1,
   2000, non-interest bearing.  As at May 31, 2000,
   all of the $445,000  approved contribution has
   been disbursed by ACOA.                           423,556        445,000

                                                     526,623        563,924
   Less:  Current portion                             57,319         94,927

                                                  $  469,304    $   468,997

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2000

                      (in Canadian dollars)

                           (Unaudited)


9.  REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

   Authorized:
        Class A preferred shares, $10 par value, non-voting, non-
        cumulative   10%  dividend  rate,  redeemable   at   par,
        unlimited number

                                     Quarter Ended   Year Ended
                                       November 30       May 31
                                              2000         2000

   Issued:
     56,625 (1999 - 26,525)
     Class A preferred shares           $  566,250   $  566,250
     Current portion                       (60,000)     (60,000)

                                        $  506,250   $  506,250

   The  Province  of  New  Brunswick  received  30,000  Class   A
   preferred shares during the year ended May 31, 2000 for $300,000. The proceeds were the conversion of the Province of New Brunswick loans. Transform Pack Inc. has agreed to redeem no less than 20% of the $300,000 of preferred shares issued to the Province of New Brunswick on August 31 of each year, commencing on August 31, 2000 and ending on August 31, 2002, at which time all remaining preferred shares shall be redeemed. The company did not make its first redemption payment and is now in default under its agreement with the Province of New Brunswick. The province has not taken any action against Transform Pack to enforce its redemption right, but there is no assurance it will not do so in the future.

   On  January 28, 2000, after the transaction described in  Note
   1, Transform Pack Inc. became a subsidiary of the Company and, as a result, its preferred equity is presented as non-controlling interest in a subsidiary.


10.  DUE TO SHAREHOLDERS

    The amount due to shareholders is interest-free with no fixed terms of repayment.

Item 2. Management's Discussion and Analysis or Plan Of Operation

Transform Pack International, Inc. (the "Company" or "Transform Pack") is a development stage company that has developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product. All dollar figures in the following discussion are in Canadian dollars.

Results of Operations

Three and Six Months Ended November 30, 2000 and 1999

Transform Pack had net sales of $62,867 and $91,747 for the three months ended November 30, 2000 and 1999, respectively; which represents a 32% decrease from 1999. Net sales for the six months ended November 30, 2000 were $78,829, a 47% decrease from $147,224 for the same period in 1999. This decrease is primarily a result of higher sales to a single customer in 1999 that did not recur in 2000.

Cost of sales for the three-months ended November 30, 2000 and 1999 were $48,066 and $37,518, respectively. Such costs, as a percentage of net sales for the three-months ended November 30, 2000 and 1999, were 76% and 41%, respectively. Cost of net sales for the six months ended November 30, 2000 and 1999 were $76,654 and $81,445, respectively. Such costs, as a percentage of net sales for the six months ended November 30, 2000 and 1999 were 97% and 55%, respectively. This percentage increase is directly attributed to the training of new personnel in anticipation of the large orders with our new customers. The new personnel were needed to enable us to begin ramping up our production.

Selling, general and administrative expenses for the three-months ended November 30, 2000 and 1999 were $332,013 and $33,320, respectively. Operating expenses for the six months ended November 30, 2000 and 1999 were $487,537 and $94,866, respectively. The increase in operating expenses is attributable to the creation of an $118,000 allowance for doubtful accounts, $20,000 for sales and marketing in the United States, $5,500 in legal fees for patent protection, and $21,500 and in legal and accounting fees associated with becoming a reporting company.

Interest expense for the three months ended November 30, 2000 and 1999 were $4,750 and $4,802, respectively. Interest expense for the six months ended November 30, 2000 and 1999 were $10,198 and $10,400, respectively.

Due to the foregoing, Transform Pack suffered net losses of $343,013 and $626 for the three-months ended November 30, 2000 and 1999, respectively. As for the six months ended November 30, 2000 and 1999, Transform Pack suffered net losses of $557,221 and $75,557, respectively. This increase in net losses is attributable to of higher sales to a single customer in 1999 that did not recur in 2000, and increased expenses incurred for new marketing efforts and ramping up production capability without a similar increase in revenues.

Liquidity and Capital Resources

At November 30, 2000, Transform Pack had a working capital deficit of $589,992 as compared to a working capital deficit of $213,749 at May 31, 2000.

Cash used in operations for the six-month period ended November
30, 2000 totaled $326,953, compared to cash use of $78,522 in the corresponding period of 1999. Cash use consisted of $154,710 in inventory, which was offset by a decrease of $98,950 in receivables and an increase in payables of $241,731.

The payment terms for our customers are net 30 days. Past due amounts at May 31, 2000 were $45,092 and $151,776 at November 30, 2000. Although our customers are penetrating new markets with their products, the initial market response was not as positive as anticipated.

Our financing activities provided the Company with $171,648 for the six-month period ended November 30, 2000, compared to $79,201 in the corresponding period in 1999. The majority of the financing consisted of a loan from Bruce Weitz, one of our directors, in the amount of $154,230, which bears interest at 10% per year. There are no fixed payment terms for this loan.

Capital expenditures for the six months ended November 30, 2000 were $15,628, compared to $680 in the corresponding period of 1999.

As Transform Pack is aggressively pursuing the marketing of its seasoning sheets, a substantial number of orders placed in response to that marketing effort could require us to establish another production line within the next year. A production line consists of two of our proprietary coating machines, a cutting machine, and a packing machine. The estimated cost to us of installing a new production line is $200,000.

We are in need of additional financing in order to pay outstanding obligations, finance current operations and expand operations over the next year. It is not likely that we will be able to take advantage of the opportunity to increase our product sales unless we obtain additional capital to fund operations. If we cannot find more funding, we will be forced to substantially reduce our operations and it will take a much longer period for our business to develop. We have not identified any sources for future funding. Consequently, we may be subject to enforcement actions by our creditors and may not be able to take advantage of the opportunity to expand our business. If we are unable to generate working capital from our internal operations or outside sources, our ability to continue in business will be seriously impaired. However, we are currently in the process of finalizing details with two customers that could potentially improve our financial situation.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                   PART II.  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

In fiscal year 2000 the Province of New Brunswick converted $300,000 of debt to 30,000 Class A preferred shares of our subsidiary, which we are obligated to redeem at the rate of 20% or $60,000 per year beginning August 31, 2000. Transform Pack did not make its first redemption payment and is now in default under its agreement with New Brunswick. New Brunswick has not taken any action against Transform Pack to enforce its redemption right, but there is no assurance it will not to so in the future.

Item 4. Exhibits and Reports on Form 8-K

Exhibits

Attached under Exhibit Reference 10.1 is the Deed of Loan between the Company and Bruce Weitz dated September 19, 2000.

Reports on Form 8-K

None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSFORM PACK INTERNATIONAL, INC.

Date:  January 21, 2001       By: /s/ Hans Meier, President