Form 10QSB/A
period 2000-11-30
TRANSFORM PACK INTERNATIONAL INC
filed 2001-02-16
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                         Amendment No. 1

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

                           FORM 10-QSB
               TRANSFORM PACK INTERNATIONAL, INC.

                              INDEX

                                                                 Page

PART I.   Item 1. Financial Information                            3

          Balance Sheets at November 30, 2000                      3
          (Unaudited) and May 31, 2000

          Statements of Operations for the Three                   4
          and Six Months Ended November 30, 2000
          and 1999 and for the Period from
          Date of Inception (October 31, 1994)
          through November 30, 2000 (Unaudited)

          Statements of Cash Flows for the Three                  5
          Months Ended November 30, 2000 and 1999
          and for the Period from
          Date of Inception (October 31, 1994)
          through November 30, 2000 (Unaudited)

          Notes to Financial Statements                           6

          Item 2. Management's Discussion and Analysis of        15
          Plan of Operation

PART II.  Other Information                                      17

Signatures                                                       17

                             PART I.
                  Item 1. Financial Information


TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)

                                                       November 30      May 31
                                                            2000         2000


                              ASSETS
Current
   Cash and cash equivalents                              $        -    $   170,933
   Accounts receivable (Note 3)                               81,521        180,470
   Inventory                                                 282,019        127,309
   Prepaid Expense                                               501          2,729

                                                             364,041        481,441
Capital assets (Note 4)                                      500,208        526,651
Investment in affiliate (Note 5)                               2,000          2,000

                                                           $ 866,249     $1,010,092

                           LIABILITIES
Current
   Bank indebtedness (Note 6)                              $ 368,218     $  313,500
   Accounts payable (Note 7)                                 468,495        226,763
   Current portion of long-term debt (Note 8)                 57,319         94,927
   Current portion of redeemable preferred shares (Note 9)    60,000         60,000


                                                             954,033        695,190
Long-term debt (Note 8)                                      469,304        468,997
Non-controlling interest in preferred equity                 506,250        506,250
  of a subsidiary (Note 9)
Due to shareholders (Note 10)                                281,307        127,077


                                                           2,210,893      1,797,514

                     SHAREHOLDERS' DEFICIENCY

Share capital
                                                           1,139,847      1,139,847
Deficit accumulated during the development stage          (2,484,490)    (1,927,269)


                                                          (1,344,643)      (787,422)

                                                            $866,249     $1,010,092

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Canadian dollars)
(Unaudited)

                                                                                          Period from Oct.
                                       Quarter      Quarter     Six Months    Six Months    31/94 (date of
                                         Ended        Ended          Ended         Ended  incorporation to
                                   November 30  November 30    November 30   November 30       November 30
                                          2000         1999           2000          1999           2000

Revenue                               $  62,867    $  91,747     $   78,829   $ 147,224  $    921,761

Cost of sales                            48,066       37,518         76,654      81,445       516,497
Selling, general and                    332,013       33,320        487,537      94,866     2,224,887
 administrative expenses
Research and development exense          21,050       16,733         61,660      36,068       750,173
Interest expense - long-term              2,499        2,923          6,368       6,120        65,321
                 -other                   2,251        1,879          3,830       4,28         87,415
Other expenses (income)                       -            -              -           -      (238,043)

                                        405,880       92,373        629,540     222,780     3,406,251

   Net loss                          $ (343,013)   $    (626)    $ (557,221)  $ (75,557) $ (2,484,490

Basic net loss per share             $    (0.03)   $   (0.00)    $    (0.05)  $   (0.01)


Weighted average number of common
shares outstanding                   10,910,957    7,000,000     10,910,957   7,000,000

                               4

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)

                                                                           Period from Oct.
                                                Six Months    Six Months    31/94 (date of
                                                  Ended         Ended      incorporation to
                                                November 30   November 30     November 30
                                                    2000         1999            2000
Net inflow (outflow) of cash and cash
equivalents related to the following activities:

Operating
   Net Income (Loss)
                                                $ (557,219) $   (75,557)  $(2,484,490)
   Items not affecting cash
       Amortization                                 42,067       40,984       353,876
       Fair value of stock
         options granted to
         non-employees                                   -            -        24,349

   Changes in non-cash working capital items
       Accounts receivable                         98,950       (23,480)      (81,520)
       Inventory                                   (7,103)     (282,019)     (154,710)
       Prepaid expenses                             2,228         1,126          (501)
       Accounts payable                           241,731       (14,492)      461,280


                                                 (326,953)      (78,522)   (2,009,025)

Financing
   Proceeds on long-term debt                       5,362           627     1,082,317
   Repayment of long-term debt                    (42,662)      (19,529)     (255,691)
   Due to related parties                         154,230             -       281,307
   Proceeds from (repayment of)
   bank indebtedness                               54,718        98,103       368,218

                                                  171,648        79,201     1,476,151

Investing
   Proceeds from issuance of captial stock              -             -     1,388,965
   Acquisition of capital assets, net of
    government assistance relieved                (15,628)         (680)     (861,091)
   Proceeds on disposal of captial assets               -             -         5,000

                                                  (15,628)         (680)      532,874

Net outflow of cash and cash equivalents         (170,933)            -             -
Cash and cash equivalents, beginning of period    170,933             -             -

Cash and cash equivalents, end of period       $        -  $          -  $          -

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


3.   ACCOUNTS RECEIVABLE

                                        November 30    May 31
                                          2000         2000

   Accounts receivable - trade         $  211,494  $  186,836
   Allowance for doubtful accounts       (141,815)    (23,600)
   Sales tax receivable                    11,842      17,234

                                       $   81,521  $  180,470

4.   CAPITAL ASSETS

                                                                Net Book Value
                                             Accumulated  November 30   May 31
                                     Cost   Amortization   2000          2000

 Machinery and equipment         $  715,496  $  262,414  $  453,082  $  469,076
 Leasehold improvements              51,802      37,057      14,745      19,780
 Office  furniture and equipment     62,492      41,355      21,137      23,554
 Lab equipment                       23,718      14,963       8,756      11,127
 Patents                             60,414      28,226      32,188      35,860

                                    913,922     384,015     529,908     559,397
 Government assistance              (64,972)    (35,272)    (29,700)    (32,746)

                                 $  848,950  $  348,743  $  500,208  $  526,651

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

   Cost of sales for the three-months ended November 30, 2000 and 1999 were $48,066 and $37,518, respectively. Such costs, as a percentage of net sales for the three-months ended November 30, 2000 and 1999, were 76% and 41%, respectively. Cost of net sales for the six months ended November 30, 2000 and 1999 were $76,654 and $81,445, respectively. Such costs, as a percentage of net sales for the six months ended November 30, 2000 and 1999 were 97% and 55%, respectively. This percentage increase is directly attributed, in part, to the training of new personnel in anticipation of the large orders with our new customers. The new personnel were needed to enable us to begin ramping up our production. This increase is also attributable to production of a substantial amount of free sample product as part of our new marketing effort, a practice we have followed in the past and expect to continue because we believe it is a customary marketing technique in the industry to provide free samples of food related products so that potential customers can evaluate taste, consistency, use, and quality. Potential customers provide the seasoning for sample product, but we must absorb the remaining cost of plastic film and adhesive required to produce the samples given to potential customers for evaluation. There is no assurance any of these potential customers will ultimately elect to purchase our product. Should they decide to purchase, sales will be made under our standard pricing policy, which is full price for orders up to 100,000 seasoning sheets and a volume discount of 10% for orders over 100,000 sheets. When management makes a determination that a sale is not imminent based on communications with the potential customer, the Company discontinues providing free samples and charges its regular price for any additional samples requested. Providing sample product resulted in sales of CDN $69,306 during the six month period ended November 30, 2000.

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

   Cash used in operations for the six-month period ended November 30, 2000 totaled $326,953, compared to cash use of $78,522 in the corresponding period of 1999. Cash use consisted of $154,710 in inventory, which was offset by a decrease of $98,950 in receivables and an increase in payables of $241,731. Based on management's evaluation of the potential demand for the Company's product through May 2001 as a result of marketing efforts during the first six months of the fiscal year, inventory was increased from CDN $127,309 at May 31, 2000 to CDN $282,019 at November 30, 2000. Management believes we will be able to turn this inventory over the remaining six months of the fiscal year ending May 31, 2001. The loss of Compass Rose Food Ltd.., our major customer during the year ended May 31, 2000, will not affect the Company's ability to realize the value of its inventory at November 30, 2000.

   The payment terms for our customers are net 30 days. Past due amounts at May 31, 2000 were $45,092 and $151,776 at November 30, 2000. Although our customers are penetrating new markets with their products, the initial market response was not as positive as anticipated. Accounts receivable at May 31, 2000, included a substantial amount owed by Compass Rose Food Ltd., our largest customer in the fiscal year ended May 31, 2000. Sales to Compass Rose were CDN $169,175 for the year ended May 31, 2000, and no sales were made to this customer during the six-month period ended November 30, 2000. Through November 2000, the Company had regular communication with Compass Rose and believed that the account would be paid within a reasonable period of time based on an agreed upon repayment schedule. When Compass Rose failed to make scheduled payments in December 2000, the account was reclassified as doubtful, which is why the Company's allowance for doubtful accounts increased from CDN $23,600 at May 31, 2000 to CDN $141,815 at November 30, 2000. As a result there was a substantial decrease in accounts receivable from CDN $180,470 at May 31, 2000 to CDN $81,521 at November 30, 2000, which adversely affected our working capital position. However, we do not expect any negative effects on future operations or financial position, since we have made no sales to Compass Rose since May 31, 2000, and do not expect to make any sales in the future.

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

Item 4. Exhibits and Reports on Form 8-K

Exhibits

Attached to the initial filing of this report under Exhibit
Reference 10.1 is the Deed of Loan between the Company and Bruce
Weitz dated September 19, 2000.

Reports on Form 8-K

None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSFORM PACK INTERNATIONAL, INC.

Date:  February 16, 2001      By: /s/ Hans Meier, President