Form 10QSB
period 2001-02-28
TRANSFORM PACK INTERNATIONAL INC
filed 2001-04-16
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No. 000-31727

               TRANSFORM PACK INTERNATIONAL, INC.
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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2001, there were 10,910,957 shares of common stock outstanding.

                           FORM 10-QSB
               TRANSFORM PACK INTERNATIONAL, INC.

                              INDEX

                                                     Page

PART I.   Item 1. Financial Information              3

          Balance Sheets at February 28, 2001        3
           (Unaudited) and May 31, 2000


          Statements of Operations for the Three     4
           Months Ended February 28, 2001 and
           February 29, 2000 (Unaudited)


          Statements of Operations for the Nine      5
           Months Ended February 28, 2001 and
           February 29, 2000 and for the Period
           from Date of Inception (October 31,1994) through February 28, 2001 (Unaudited)


          Statements of Cash Flows for the Nine      6
           Months Ended February 28, 2001 and
           February 29, 2000  and for the Period
           from Date of Inception (October 31, 1994) through February 28, 2001 (Unaudited)

          Notes to Financial Statements              7

          Item 2. Management's Discussion and        16
          Analysis or Plan of Operation

PART II.  Other Information                          18

Signatures                                           19

                             PART I.
                  Item 1. Financial Information


TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)

                                            February 28       May 31
                                                   2001         2000


        ASSETS
Current
   Cash and cash equivalents                         $-     $170,933
   Accounts receivable (Note 3)                  92,612      180,470
   Inventory                                    264,048      127,309
   Prepaid Expense                                    -        2,729

                                                356,660      481,441
Capital assets (Note 4)                         478,970      526,651
Investment in affiliate (Note 5)                  2,000        2,000

                                               $837,630   $1,010,092


     LIABILITIES
Current
   Bank indebtedness (Note 6)                  $370,816     $313,500
   Accounts payable (Note 7)                    434,468      226,763
   Current portion of long-term debt
    (Note 8)                                     32,721       94,927
   Current portion of redeemable preferred
    shares (Note 9)                              60,000       60,000

                                                898,006      695,190

Long-term debt (Note 8)                         469,304      468,997
Non-controlling interest in preferred
 equity of a subsidiary (Note 9)                506,250      506,250
Due to shareholders (Note 10)                   435,043      127,077


                                              2,308,603    1,797,514

         SHAREHOLDERS' DEFICIENCY

Share capital                                 1,139,846    1,139,847
Deficit accumulated during the development
stage                                        (2,610,818)  (1,927,269)

                                             (1,470,973)    (787,422)


                                               $837,630   $1,010,092

The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Canadian dollars)
(Unaudited)


                                       Quarter      Quarter
                                         Ended        Ended
                                   February 28  February 29
                                          2001         2000


Revenue                                $93,852      $75,546

Cost of sales                           41,727       15,300
Selling, general and
 administrative expenses               172,558      163,146
Research and development expense        12,312       24,441
Interest expense  - long-term            2,827        2,752
                  - other               14,847       18,477
Other expenses (income)                (24,090)      (5,154)

                                       220,181      218,962

   Net loss                    					 $(126,328)   $(143,416)

Basic and Dilluted net loss per share   $(0.01)      $(0.02)

Weighted average number of common
shares outstanding                  10,910,957    7,000,000


The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Canadian dollars)
(Unaudited)

                                                                Period from Oct.
                                     Nine Months   Nine Months   31/94 (date of
                                           Ended         Ende  incorporation to
                                     February 28   February 2       February 28
                                            2001          200              2001


Revenue                                 $172,682      $222,770       $1,015,614

Cost of sales                            118,381        96,745          558,224
Selling, general and
administrative expenses                  660,095       258,012        2,397,445
Research and development expense          73,972        60,510          762,485
Interest expense - long-term               9,195         8,87            68,149
                 - other                  18,677        22,77           102,262
Other expenses (income)                  (24,090)       (5,154)        (262,133)

                                         856,231       441,74         3,626,432

   Net loss                            $(683,548)    $(218,972       (2,610,818)

Basic and Diluted net loss per share      $(0.06)       $(0.03)

Weighted average number of common
shares outstanding                    10,910,957     7,000,000


The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)
                                                               Period from Oct.
                                     Nine months  Nine months     31/94(date of
                                           Ended        Ended  incorporation to
                                     February 28  February 29       February 28
                                            2001         2000              2001

Net inflow (outflow) of cash and cash
equivalents related to the following
activities:

Operating
   Net Income (Loss)                    (683,547)   (218,973)       $(2,610,818)
   Items not affecting cash
       Amortization                       63,305      61,476            375,114
       Fair  value of stock options
	        granted to non-employees              -           -             24,349

   Changes in non-cash working
     capital items
       Accounts receivable                87,859     (26,468)           (92,611)
       Inventory                        (136,739)    (68,715)          (264,048)
       Prepaid expenses                    2,729       1,314                  -
       Accounts payable                  207,704       8,550            427,253


                                        (458,689)   (242,816)        (2,140,761)

Financing
   Proceeds on long-term debt              5,362         627          1,082,317
   Repayment of long-term debt           (67,260)    (29,544)          (280,289)
   Due to related parties                307,966                        435,043
   Proceeds  from (repayment of)bank
   indebtedness                           57,316    (357,398)           370,816

                                         303,384    (386,315)         1,607,887


Investing
   Proceeds  from  issuance of capital
    stock						                                 -     712,714         1,388,965
   Acquisition of capital assets, net of
    government assistance relieved        (15,628)       (680)         (861,091)
   Proceeds on disposal of capital assets       -           -             5,000


                                          (15,628)    712,034           532,874

Net  outflow  of cash  and  cash
 equivalents		                    		     (170,933)     82,903                 -
Cash and cash equivalents, beginning      170,933           -                 -
 of period

Cash and cash equivalents, end of period $      -     $82,903        $        -


The accompanying notes are an integral part of this financial statement.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)



1.   BASIS OF PRESENTATION

   Transform Pack International Inc. (a development stage company) (formerly Cybernetics Inc.)(the "Company") is incorporated under the laws of the State of Minnesota, and was until January 2000, a non-operating shell company. On January 28, 2000, the Company and its shareholders entered into an exchange agreement with the shareholders of Transform Pack Inc., whereby the shareholders of Transform Pack Inc. acquired control of the Company by way of a reverse acquisition. The acquisition was effected by the issue of 7,000,000 shares of the Company in exchange for 100% of the outstanding common shares of Transform Pack Inc. Transform Pack Inc. is a development stage company incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products.

   The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
   As shown in the financial statements, during the year ended May 31, 2000, the quarter ended February 28, 2001 and the nine months ended February 28,2001, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2000 and February 28, 2001, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

             TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)



1.  BASIS OF PRESENTATION (continued)

    Management's Plans

   As shown in the consolidated financial statements, the Company incurred a loss from operations of $143,416 for the quarter ended February 29, 2000, a loss from operations of $126,328 for the quarter ended February 28, 2001, a loss from operations of $683,548 for the nine months ended February 28, 2001 and a loss from operations of $218,972 for the nine months ended February 29, 2000, as well as a net shareholders' deficiency in assets at the year end and the end
   of the third quarter, February 28, 2001.   Since its inception, the
   Company has devoted substantially all of its efforts to developing the products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependent on achieving a level of sales adequate to support the Company's cost structure.

   The Company intends to increase sales through market penetration strategies designed to introduce the products to numerous North American and European customers. The Company is currently working on obtaining additional funding which will satisfy its working capital needs and allow the Company to increase its production.


   Interim Financial Statements

   These unaudited financial statements for the  quarters  ended February
   28, 2001 and February 29, 2000 and for the nine months ended February 28, 2001 and February 29, 2000, reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the quarter ended February 28, 2001, and the nine months ended February 28, 2001 are not necessarily indicative of the results of operations for the entire year.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

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

     b)   Inventory

          Inventory consists of raw materials, work in progress and finished products and is recorded at the lower of cost (on a first-in, first-
	         out basis) and net realizable value.

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

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

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

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)



2. ACCOUNTING POLICIES (continued)

   j)   Loss per share

        The following table sets forth the computation of loss per share:


                     Quarter ended   Quarter Ended    Nine Months   Nine Months
                                                            Ended         Ended
                      February 28,    February 29     February 28,  February 29,
                      2001     	      2000     	      2001          2000

   Numerator:

   Net  Loss          $ (126,328)    $  (143,416)     $  683,548)   $  (218,972)




   Denominator:

   Reflects the common
     shares issued to effect
     the reverse acquisition
     of Transform Pack Inc.
     (Note  1)                		 7,000,000                     7,000,000

   Weighted average number
    of shares outstanding
     during the period    10,910,957                  10,910,957



   Loss per share    $     (0.01)   $      (0.02)     $     (0.06)    $   (0.03)



Diluted loss per share has not been presented as it would be anti-dilutive for each period presented.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

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


3.   ACCOUNTS RECEIVABLE

                                       		 February 28           May 31
                                             		  2001             2000

   	Accounts receivable - trade       		$    228,713      	$   186,836
   	Allowance for doubtful accounts         (141,815)          (23,600)
   	Sales tax receivable                       5,714            17,234

                                      		$    92,612	       $   180,470


4.   CAPITAL ASSETS

                                           		      Net Book Value
                                     		 Accumulated    February 28  	  May 31
                                	Cost   Amortization          2001       2000

  Machinery and equipment	    $ 715,496 $    278,149   $   437,347  $ 469,076
  Leasehold improvements         51,802       39,574        12,228     19,780
  Office furniture and equipment 62,492       42,841        19,651     23,554
  Lab equipment                  23,718       16,149         7,569     11,127
  Patents                        60,414       30,062        30,352     35,860

                                913,922        406,775       507,147    559,397
  Government assistance         (64,972)       (36,795)      (28,177)   (32,746)

                             $   48,950   $    369,980   $   478,970  $ 526,651

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)



5.   INVESTMENT IN AFFILIATE

Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost.


6.   BANK INDEBTEDNESS

Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (6.75% at February 28, 2001) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At February 28, 2001, the full amount of this line of credit had been drawn. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (6.75% at February 28, 2001) plus 1 1/2% and prime (6.75% at February 28, 2001) plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At February 28, 2001, $25,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE

                                        February 28 	     May 31
                                               2001          2000

   Accounts payable - trade          $     366,235	     $ 174,254
   Payroll deductions payable               17,808          2,207
   Advances from customer                        -              -
   Accrued liabilities                      50,425         50,302

                                     $     434,468      $  226,763

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)






8.   LONG-TERM DEBT

                                                   			February 28       May 31
                                                         			 2001         2000

    Bank loan, repayable in monthly principal payments
    of $1,167 plus interest at prime (6.75% at February
    28, 2001) plus 1.75%, through the Small Business
    Loan Act, secured by a chattel mortgage on a
    specific piece of equipment.                         $  1,219	   $  10,591

    Bank loan, repayable in monthly principal payments
    of $1,667 plus interest at prime (6.75% at
    February 28, 2001) plus 1.75%, through the Small
    Business Loan Act, secured by a chattel mortgage
    on specific machinery and equipment.                   93,333      108,333

    ACOA loan, repayable in 82 consecutive monthly
    installments of $5,361, followed by one final
    installment of $5,398 commencing June 1, 2000,
    non-interest bearing.  As at May 31, 2000, all
    of the $445,000 approved contribution has been
    disbursed by ACOA.                           					     407,473     445,000

                                                           502,025     563,924
    Less:  Current portion                                  32,721      94,927

                                                        $  469,304   $ 468,997

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

                      (in Canadian dollars)

                           (Unaudited)



9.  REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

   Authorized:
       Class A preferred shares, $10 par value, non-voting, non-cumulative
     	 10% dividend rate, redeemable at par, unlimited number

                                              		    Quarter Ended   Year Ended
                                              		      February 28       May 31
                                                    		       2001         2000

   Issued:
      56,625 (1999 - 26,525) Class A preferred shares   $ 566,250   $  566,250
      Current portion                                     (60,000)     (60,000)

                                                        $ 506,250   $  506,250

   The Province of New Brunswick received 30,000 Class A preferred shares during the year ended May 31, 2000 for $300,000. The proceeds were the conversion of the Province of New Brunswick loans. Transform Pack Inc. has agreed to redeem no less than 20% of the $300,000 of preferred shares issued to the Province of New Brunswick on August 31 of each year, commencing on August 31, 2000 and ending on August 31, 2002, at which time all remaining preferred shares shall be redeemed. The company did not make its first redemption payment and is now in default under its agreement with the Province of New Brunswick. The province has provided the company with written documentation that they have agreed to defer the August 31, 2000 redemption of preferred shares to August 31, 2001.

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

Results of Operations

Three and Nine Months Ended February 28, 2001 and February 29, 2000

Transform Pack had net sales of $93,852 and $75,546 for the three months ended February 28, 2001 and February 29, 2000, respectively; which represents a 24% increase from 2000. This increase is mainly due to sales made to new customers. Net sales for the nine months ended February 28, 2001 were $172,682, a 22% decrease from $222,770 for the same period in 2000. This decrease is primarily a result of higher sales to a single customer in the period ending on February 29, 2000 that did not recur in the period ending February 28, 2001.

Cost of sales for the three-months ended February 28, 2001 and February 29, 2000 were $41,727 and $15,300 respectively. Such costs, as a percentage of net sales for the three months ended February 28, 2001 and February 29, 2000, were 44% and 20% respectively. Cost of net sales for the nine months ended February 28, 2001 and February 29, 2000 were $118,381 and $96,745, respectively. Such costs, as a percentage of net sales for the nine months ended February 28, 2001 and February 29, 2000 were 69% and 43%, respectively. This percentage increase is directly attributed, in part, to the training of new personnel in anticipation of the large orders with our new customers. The new personnel were needed to enable us to begin ramping up our production. This increase is also attributable to the production of a substantial amount of free sample product as part of our new marketing effort, a practice we have followed in the past and expect to continue because we believe it is a customary marketing technique in the industry to provide samples of food related products so that potential customers can evaluate taste, consistency, use, and quality. Potential customers provide the seasoning for the sample product, but we must absorb the remaining cost of plastic film and adhesive required to produce the samples given to potential customers for evaluation. There is no assurance any of these potential customers will ultimately elect to purchase our product. Should they decide to purchase, sales will be made under our standard pricing policy, which is full price for orders up to 100,000 seasoning sheets and a volume discount of 10% for orders over 100,000 sheets. When management makes a determination that a sale is not imminent based on communication with the potential customer, the Company discontinues providing free samples and charges its regular price for any additional samples requested. Providing sample product resulted in sales of $172,682 during the nine months ended February 28, 2001.

Selling, general and administrative expenses for the three-month period ended February 28, 2001 and February 29, 2000 were $172,558 and $163,146 respectively. Operating expenses for the nine months ended February 28, 2001 and February 29, 2000 were $660,095 and $258,012, respectively. The increase in operating expenses for the nine months ended February 28, 2001 is attributable to the creation of an $118,000 allowance for doubtful accounts, $27,000 increase in head office wages, $38,000 in accounting cost associated with becoming a reporting company, $31,000 in legal cost associated with becoming a reporting company, $49,000 in marketing expenses related to the development of the United States market and $23,000 increase in marketing expenses for the Canadian and United Kingdome market development.

Interest expense for the three months ended February 28, 2001 and February 29, 2000 were $17,674 and $21,229, respectively. Interest expense for the nine months ended February 28, 2001 and February 29, 2000 were $27,872 and
$31,629, respectively.

Due to the foregoing, Transform Pack suffered net losses of $126,328 and $143,416 for the three months ended February 28, 2001 and February 29, 2000, respectively. As for the nine months ended February 28, 2001 and February 29, 2000, Transform Pack suffered net losses of $683,548 and $218,972, respectively. The increase in net losses is attributable to higher sales to a single customer in the nine month period ended February 29, 2000 that did not occur in the nine period ended February 28, 2001, increase marketing expenses for new marketing efforts, increase in the cost of ramping up production capability without a similar increase in sales and the creation of a $118,000 allowance for doubtful account.

Liquidity and Capital Resources

At February 28, 2001, Transform Pack had a working capital deficit of $541,346 as compared to a working capital deficit of $213,749 at May 31, 2000.

Cash used in operations for the nine-month period ended February 28, 2001 totaled $458,689 compared to cash use of $242,816 in the nine-month period ended February 29, 2000. Cash use consisted $136,739 in inventory based on management's evaluation of potential demand for the Company's product, which was offset by a decrease of $87,859 in receivables and an increase of $207,704 in payables.

Our financing activities provided the Company with $303,384 for the nine-month period ended February 28, 2001, compared to an outflow of $386,315 for the nine-month period ended February 29, 2000. The majority of the financing consisted of a loan from Bruce Weitz, one of our directors, in the amount of $154,230, which bears interest at 10% per year. Mr. Weitz also contributed a $153,736 private placement on February 26, 2001. Transform Pack is seeking through negotiations with Mr. Weitz to convert his investments to common stock in the fourth quarter of the fiscal year ending May 31, 2001.

Capital expenditures for the nine months ended February 28, 2001 were $15,628 compared to $680 for the nine months ended February 29, 2000. The company received $712,714 in proceeds from the reverse takeover during the nine-month period ended February 29, 2000.

The company is in need of additional financing in order to pay outstanding obligations, finance current operations and expand operations over the next year. It is not likely that we will be able to take advantage of the opportunity to increase our product sales unless we obtain additional capital to fund operations. If we cannot find more funding, we will be forced to substantially reduce our operations and it will take a much longer period for our business to develop. We have not identified any sources for future funding. Consequently, we may be subject to enforcement actions by our creditors and may not be able to take advantage of the opportunity to expand our business. If we are unable to generate working capital from our internal operations or outside sources, our ability to continue in business will be seriously impaired. However, we are currently in the process of finalizing details with two customers, one of which has provided us with a first purchase order that could potentially improve our financial situation.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                   PART II.  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

In fiscal year 2000 the Province of New Brunswick converted $300,000 of debt to 30,000 Class A preferred shares of our subsidiary, which we are obligated to redeem at the rate of 20% or $60,000 per year beginning August 31, 2000. Transform Pack did not make its first redemption payment. In March 2001, New Brunswick agreed to extend the due date for the first redemption payment to August 31, 2001.

Item 4. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSFORM PACK INTERNATIONAL, INC.

Date:  April 12, 2001         By: /s/ Hans Meier, President