Form 10KSB
period 2001-05-31
TRANSFORM PACK INTERNATIONAL INC
filed 2001-08-30
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001, or

[    ]      Transition report pursuant to section 13 or 15(d)  of
the  Securities  Exchange act of 1934 for the  transition  period
from    to

                 Commission File No.  000-31727

               TRANSFORM PACK INTERNATIONAL, INC.
   (Name of Small Business Issuer as specified in its charter)

           Minnesota                        41-1886254
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    PO Box 1354, 310 Baig Blvd., Moncton, NB, Canada E1C 8T6
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (506) 854-9211

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.004

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:
CDN$442,917.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on August 9, 2001, was $2,260,766.

As of August 15, 2001, the Registrant had outstanding 11,418,957 shares of Common Stock, par value $0.004.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             Page

Part I

1.   Description of Business                                         3

2.   Description of Properties                                      11

3.   Legal Proceedings                                              11

4.   Submission of Matters to a Vote of Security Holders            11

Part II

5.   Market for Common Equity and Related Stockholder                11
     Matters

6.   Management's Discussion and Analysis of Financial               12
     Condition and Results of Operations

7.   Financial Statements                                            14

8.   Changes in and Disagreements with Accountants                   14
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control            15
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                          16

11.  Security Ownership of Certain Beneficial Owners and             16
     Management

12.  Certain Relationships and Related Transactions                  18

13.  Exhibits and Reports on Form 8-K                                19

Signatures                                                           21

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Our Company

     Transform Pack International, Inc., is a development stage company that has developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product.

     Transform Pack seasoning sheets are used primarily for meat, fish and poultry products. The matrix applied to the seasoning sheets uses the natural juices of the food product to dissolve the matrix and transfer the seasoning or curing agent to the product. Transform Pack produces seasoning sheets for boil in the bag and roast in the bag applications, and to flavor food products, glaze meat, cure fish, marinade food products, and age beef. We also have a smoke-curing sheet that creates a smoke flavored food product.

    A review by the United States Food & Drug Administration shows the pH (which is a measure of acidity) level of products treated with our seasoning sheets and water soluble salts found in our matrix closely conform to the specifications accepted by the National Advisory Committee for Microbiological Criteria for Foods recommendations for aerobically packed fish products to protect against germination of botulism bacteria. A test conducted by an independent testing firm, Research Productivity Council, Fredericton New Brunswick, showed that the rate of growth of bacteria on beef, chicken and fish treated with our seasoning sheets was less than on untreated meats, which extends the shelf-life of the product. Our smoke-curing sheet uses liquid smoke to flavor the food product, so it eliminates harmful carcinogens that result when natural smoke is used to flavor the product. The matrix does not contain any known carcinogens or allergens. Another test conducted by The Food Chain Ltd. shows a reduction in water loss from chicken treated with our seasoning sheets. We believe reducing water loss improves the flavor quality of meat products. As a result of these characteristics, we believe our seasoning sheets improve product safety, quality, and shelf life.

    Our production machinery is able to apply from 50 to 450 milligrams of seasoning or curing agent per square inch of seasoning sheet. When the sheets are applied to a food product, the matrix dissolves in a cold or refrigerated climate transferring the seasoning or curing agent to the product up to one millimeter deep assuring that the agent will stay with the product during freezing, thawing, and cooking processes. These elements of our product manufacturing and application result in a high level of consistency and efficiency in the production and use of our seasoning sheets.

     We spent several years developing our product and began marketing efforts in 1995. In the past year we have moved from relying on others to market our product to developing our own marketing capability. We believe this change is beginning to show results, as revenue increased from CDN $327,643 for the year ended May 31, 2000, to CDN $442,917 for the year ended May 31, 2001. Although our revenue has increased, we continue to recognize losses from operations and we expect that will continue until we achieve market acceptance of our product and a much higher sales volume.

     For the years ended May 31, 2001 and 2000 we recognized net losses of CDN $864,432 and CDN $462,207, respectively. At May 31, 2001, Transform Pack had a working capital deficit of CDN $684,542. We are attempting to reduce our operating losses by implementing marketing strategies designed to introduce our seasoning sheet product to potential customers in North America and Europe, which we believe will ultimately be successful. However, these marketing strategies have not yet generated sales in amounts to cover our operating expenses. Operating expenses as a percentage of revenue for the year ended May 31, 2001 was 204%, and was 165% for the year ended May 31, 2000. We generated negative cash flow from operations of CDN $484,677 for the year ended May 31, 2001, and CDN $471,921 for the year ended May 31, 2000. Transform Pack is seeking additional debt or equity financing to fund its operations, but has not identified any sources for such financing and has no arrangements for additional financing at this time. The foregoing factors led our independent auditors to express substantial doubt about the ability of Transform Pack to continue as a going concern.

The Meat Seasoning Industry

     In the past several years, consumer demand for spicy or more flavorful foods had grown substantially. The American Spice Trade Association, 1998 Report, shows that US spice consumption increased from 750 million pounds in 1990 to 970 million pounds in 1998, an increase of 29%. We believe this increase in spice consumption is a direct result of consumer demand for greater variety in their food. The American palate has expanded so that now barbeque, Cajun, fajita, lemon pepper, and smoke are commonplace flavorings for food products.

     The US Department of Agriculture Report, 1995, states that the industrial food processing sector is a major user of spices in meat preparation, soups, bakery products and other food items, and the trend is toward greater use of spices prepared to meet the specifications of food processing companies. The report further states that 60% of total spice consumption is attributable to the foodservice sector as compared to 40% a decade ago, and the largest users of spices in food processing are packers of meat products. Meat processors certainly include meatpacking companies, but also include grocery stores, restaurant chains, and specialty retail outlets that produce prepared meat entrees for their customers.

Our Product

    Transform Pack manufactures seasoning sheets - a food contact approved plastic film coated with a food grade adhesive. The adhesive consists of a corn syrup, maltodextrin, cornstarch, citric acid, pectin, water and xanthan gum. Spices and other additives are applied to the adhesive. This film is placed in contact with meat, poultry or fish products. The adhesive dissolves in the presence of moisture at low temperature and the flavor from or properties of the spices or additives are transferred to the meat products. The raw materials required for our product are available from a number of sources at similar prices. We believe our product complies with applicable food safety and manufacturing requirements of Canada and the United States, and that ongoing government approvals are not required other than routine periodic safety inspection of our manufacturing facilities.

    Our unique cold-dissolvable adhesive matrix lets us calibrate seasoning and additive formulas anywhere from 50 mg to 450 mg per square inch, depending on the density of the spice mixture. This allows the meat processor to season meat, apply a decorative and flavorful spice crust to the meat product, or produce a sauce-in-the-bag product.

    The meat processor specifies the spice mixture. Proprietary mixes with exotic and exciting flavors seem to be the trend in today's market. Our system lets the meat processor develop its own flavor, or select from one of the many flavors currently available on the market.

    The consistent and precise application quality of our seasoning sheets enables us to equip our sheets with additional functions. Adding tenderizing agents such as papain enables the meat processor to tenderize some of the tougher cuts, such as inside round and eye of round. Adding tenderizing agents also makes it possible for the meat processor to avoid dry aging to tenderize meat - a process that removes moisture from the meat product and reduces the sale price of products sold by weight. Shelf life-extending additives and other preservative products that must be added in minimum quantities can now be applied with precision and consistency. Smoke flavors and other hard-to-apply liquid concentrates can also be added as special flavor effects.

    After the meat processor decides on the spice mixture or additives, Transform Pack applies the additives uniformly to seasoning sheets with our adhesive technology. Seasoning sheets are produced in a variety of sizes depending on the meat application. The meat processor simply applies the sheet to the top and bottom or on one side of the mat product, depending on the thickness of the meat and the concentration of the spice or additive mixture. If the meat product is vacuum packed, the transfer of spice or seasoning to the meat will occur within an hour. For the marinating process to take place, a period of approximately eight hours is needed for beef and less than one hour for fish, poultry and pork.

    We believe our seasoning sheets offer significant benefits to the meat processor.

    Lower costs

  * Cost of spices and seasonings is substantially less than conventional methods, because you use only what you need for each piece of meat.
  *  Reduced labor, because there is no mixing or clean up.
  * The addition of natural tenderizers (Papain) allows increased use of cheaper cuts.

    Quick, easy and uniform preparation

  * Flavor distribution is even, so there is no seasoning variation by location or user.
  *  Our seasoning sheets are easy to use
  * Transfer of flavors and additives can occur quickly, in one hour, if the meat product is vacuum packed.
  * The adhesive dissolves completely leaving only a food grade film that is removed before shipping or cooking.
  * The food products can be shipped, frozen or stored with the seasoning sheet in place.

    Improved product safety

  * No cross contamination since sheets are discarded and not reused.
  * Seasoning sheets are gas flushed to eliminate the growth of airborne mould spores and coliforms.
  * Our seasoning sheets can eliminates extensive marinating, aging and curing processes where bacteria and other agents can grow in the product.

    Increased shelf life

  * Flavor sheets inhibit bacterial growth. In some cases, bacteria counts are actually reduced.
  * Reduced odors in vacuum pack and modified atmosphere packaging.

    Better tasting product

  *  Reduced moisture loss.
  *  Leaves the internal structure of the meat intact.
  *  Flavor profiles do not change over time.

Our Technology

    Transform Pack's method of transferring additives through seasoning sheets is the subject of patents issued in Canada, Canadian patent number 2,135,416 issued February 10, 1998, New Zealand, New Zealand patent number 294802 issued April 20, 2000, Australia, Australian patent number 712248 issued February 17, 2000, and China, Chinese patent number 95197105.0 issued June 16, 2001. We filed applications in the United States, Iceland, Brazil, Japan, and Mexico, all of which are pending and we cannot predict when any final action will be taken on these applications. We have not received notice from any of the agencies where we filed applications of any preliminary action that would indicate whether the patents will or will not be issued. We are not aware of any infringing use of our patented technology and we do not believe our patent infringes on the proprietary rights of any other person.

    Transform Pack developed the equipment we use for applying spice mixtures to seasoning sheets internally and we are unaware of any similar equipment being constructed or sold by any other person. During the two fiscal years ended May 31, 2001 and 2000, we spent CDN $85,466 and CDN $93,959, respectively, on developing and perfecting our proprietary equipment. Based on our experience in developing the equipment, we estimate that it would require at least one year and CDN $163,000 for another company to design similar equipment. In addition, there would be the time and expense, which we cannot estimate, to develop a technology that does not conflict with our patent. We believe our proprietary equipment is unique and the time and expense required of someone else to develop equipment that performs the same function gives us a competitive advantage over anyone who would seek to develop a product that competes with us directly.

    Our success depends significantly on our ability to protect our proprietary rights to the seasoning sheet. In the event we discover an infringing use of our patents, we may be required to incur substantial cost to protect our intellectual property rights. Even if we prosecute our intellectual property claims, there is no assurance that a court will ultimately determine that our intellectual property is patentable and protected under applicable statutes.

    Patents in certain jurisdictions provide limited protections. Similar processes could be developed that do not infringe on our patents rights, but that are similar enough to compete against our product. Moreover, it is possible that an unpatented but prior existing process may exist that has never been made public and therefore is not known to the industry or us in general. Such a process could be introduced into the market without infringing on our current patents. If any such competing non-infringing processes were developed, our profit potential would be adversely impacted, which would seriously impair our viability.

    Also, our present and future products may be found to infringe upon the patents of others. If our products are found to infringe on the patents, or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such products could be severely restricted or prohibited. We may be required to obtain licenses to utilize such patents or proprietary rights of others and acceptable terms may be unavailable. If we do not obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected.

Marketing Our Product

    We believe there is a well-established and growing market among consumers for flavored meats that can be purchased ready to cook. The July 1997 issue of Food Product Design magazine identifies the trend toward increased spice consumption and attributes this to consumer demand for greater variety in their foods. Meat processors are pursuing this market, and are seeking effective solutions for producing flavored meat products.

    Building recognition and acceptance of our product is critical to the future success of Transform Pack. Our failure to promote and our product successfully may result in stunted growth and loss of customers. Accordingly, we intend to pursue an aggressive product marketing strategy, which includes direct selling to meat processors and public relations activities. We intend to make significant expenditures in the next year on these marketing and advertising programs, while other food product companies with much greater resources are doing the same. Since our product has not gained broad acceptance among meat processors as an alternative to traditional seasoning methods and a meaningful market for our seasoning sheets has not been established, we cannot assure you that our marketing efforts will be successful and enable us to increase our sales revenue.

    Transform Pack is focusing its direct marketing effort on meat processors, including meat packers, grocery stores, restaurant chains and specialty retail outlets. Our product was originally developed as a simple and economic method for meat processors to apply seasoning without additional processing or packaging machinery based on management's belief that there is a meaningful market for such a product. Accordingly, we position our product as an alternative to manual seasoning systems and as an improvement over manual systems due to the added benefits of ease of use, cost-effectiveness, and product quality and safety control.

    Transform Pack is also working directly with the spice manufacturers to inform them on the use and benefits of our seasoning sheets. We believe that as the seasoning sheet system grows in acceptance and use, spice manufacturers will want to offer our seasoning sheets directly to meat processors. Ultimately our goal is to effect most of our product sales to spice companies that provide to us seasoning formulations we apply to spice sheets that are resold by the spice companies under private label to meat processors and consumers. We employ a sales person to pursue these marketing initiatives. We also plan to advertise in trade journals and other industry periodicals. We have participated in market evaluations and product testing with the spice manufacturers, which has required the production of free sample product for the spice manufacturers to work with.

    Two international spice and seasoning companies, Lawry's Foods, Inc., and McCormick & Co., Inc., are test marketing our seasoning sheets with their spice formulations affixed to meat processing and food service customers. Three meat-processing companies, each with large regional distribution, are testing marketing meat products seasoned with our product. Transform Pack is now working with Stop & Shop/ Ahold, a large grocery store chain based in the eastern United States, to develop a plan for introducing our seasoning sheets into its meat processing operations. We do not have any contracts with these parties, and it is likely that any purchases that may occur in the future would be made under purchase orders.

    In April 2001 we entered into an exclusive supply contract with Tilia International, Inc. Tilia International manufactures and distributes the Food Saver vacuum storage system through infomercials and retailers. It was listed in the October 2000 issue of Inc. magazine as number 357 on its annual list of the 500 fastest growing private companies in the United States with annual sales in excess of $80,000,000. Our seasoning sheets are being packaged and sold as an add-on with the Food Saver. The supply contract is for a term of three years and grants to Tilia International the exclusive right to sell worldwide our seasoning sheets in a retail package. Tilia International is required to make minimum annual purchases of our products in the amount of USD $1,750,000 in year one of the supply agreement, USD $3,500,000 in year two, and USD $5,500,000 in year three. If Tilia International fails to meet its annual minimum in any given year, it loses its exclusive rights unless it makes a cash payment of 25 percent of the difference between the amount purchased during the year and the annual minimum purchase amount for that year. Tilia International accounted for 64 percent of our sales revenue in fiscal year 2001.

    We have agreed to pay to Plus Marketing Corporation for the consulting services and other marketing support of Greg Phillips, a director of Transform Pack, USD $25,000 per month over a term of four months commencing after we are able to obtain additional financing for our operations. Mr. Phillips will provide through Plus Marketing his consulting services in developing and implementing marketing programs for our product and office and clerical support for our marketing efforts originating from his office in New Jersey.

    In October 1999, Transform Pack granted to Compass Rose
Ltd., an exclusive license to distribute seasoning sheets to food processors in Western Canada. Under the license Compass Rose purchases seasoning sheets from Transform Pack at the contract price for resale. The contract price represents a discount from the suggested selling price to food processors. The license is for a term of five years, with an option to renew for two additional five-year terms. In the year ended May 31, 2000, Compass Rose Ltd., accounted for 56 percent of our sales revenue, and there were no sales to Compass Rose in 2001.

    In December 1997, Transform Pack granted to Elias Brothers Restaurant Inc., an exclusive license to manufacture and sell seasoning sheets with equipment supplied by Transform Pack in the continental United States. In exchange for this license, Elias
Brothers:

  * agreed to purchase all adhesive matrix from Transform Pack, and
  * agreed to pay a royalty to Transform Pack equal to CD$0.000875 per square inch of product sold.

    Elias Brothers accounted for approximately 59 percent of our sales during the year ended May 31, 1999, but subsequently curtailed its operations. Due to this substantial reduction in business and, as a result, sales of our products, Transform Pack notified Elias Brothers in September 2000 that we are terminating the license agreement for failure to promote and market our products as provided in the license agreement. On October 20, 2000, a chapter 11 bankruptcy case concerning Elias Brothers was filed and Elias Brothers is now in the process of liquidating its assets. Elias Brothers cannot assign the license to unrelated parties, and bankruptcy is an event of termination of the license agreement.

    When Transform Pack first developed its product, it entered into a Master License Agreement with Transform Pack GmbH Europe in July 1995. Under the agreement, Transform Pack granted to Transform Pack Europe the right to manufacture its proprietary equipment to produce seasoning sheets and to market seasoning sheets, either directly or through sublicensees, in Europe, Southeast Asia,

South America, and Japan. Transform Pack further agreed to purchase at cost from Transform Pack Europe all production equipment sold by Transform Pack to other persons outside of Transform Pack Europe's territory, and pay to Transform Pack Europe 45% of the net profit from sale of such equipment. In exchange for this license, Transform Pack Europe:

  * granted to Transform Pack a 2% ownership interest in Transform Pack Europe,
  * agreed to purchase for itself and sublicensees all adhesive matrix from Transform Pack, and
  * agreed to pay a royalty to Transform Pack equal to 10% of gross revenue from seasoning sheet sales.

    The Master License Agreement with Transform Pack Europe was for an initial term of five years, which expired in July 2000. Upon expiration of the Master License Agreement, Transform Pack acquired certain production equipment from Transform Pack Europe for CDN $100,000 and all marketing rights of Transform Pack Europe terminated.

    We have registered the trademark "Transform Pack" in Canada (registration number 513,791) and the United States (registration number 2,264,190). We have also registered the trademark "Insta Chef" in Canada under registration number 513,099, but we are not currently promoting this mark in our marketing program. We are not aware of any infringing use of our trademarks and we do not believe our patent infringes on the proprietary rights of any other person.

Competition

    The largest competitor is that of substitution since no other spice application systems are available in the market place other than manual internal processes that meat processors may have in place. These processes are problematic since they depend on the operator for accuracy and repeatability of the spice application. Accordingly, we believe we can compete with traditional methods of manual application on the basis of the ease of use and uniformity offered by our seasoning sheets.

    Transform Pack also believes we can compete effectively with manual application systems for meat products on the basis of price and economic benefits of using our system. By using our seasoning sheets, the cost of spices and other additives actually used to process a meat product are reduced, since there are no wasted spices or additives in the process. The ease with which spices and additives are applied to meat products with our seasoning sheets reduces labor costs for the meat processor. Furthermore, the use of our product, particularly to tenderize meat products without aging or curing, reduces substantially the loss of moisture in the meat product, which improves flavor and increases weight of the meat products and the price a which meats products are ultimately sold to consumers.

    Transform Pack's principal competitors are the spice manufacturers who sell spices to meat processors for application through traditional manual processes. There are a substantial number of spice manufacturers that have greater financial and business resources than Transform Pack. Spice manufacturers could seek to develop technology that competes directly with our product, and there is no assurance that any patents we have on our product would prevent the spice manufacturers from doing so. However, we are not aware of any effort to develop competing technology and we are working to mitigate that possibility by establishing strategic alliances with spice manufacturers in which our seasoning sheets become an accepted method of applying, and therefore selling, their spice and additive products to meat processors.

Government Regulation

    Transform Pack is subject to a host of national, state, and local regulations affecting health, sanitation and safety standards for production of food products. If we fail to comply with these standards, we could be required to recall our products, suspend operations until we are in compliance, or be penalized through fines or criminal charges. We believe our manufacturing processes comply with applicable regulations. However, differing interpretations of existing regulations or new regulations could result in Transform Pack being non-compliant and place additional operational burdens and costs on us.

Employees

    At May 31, 2001, we employed 15 persons, of which four occupy executive or managerial positions and 11 hold manufacturing positions. None of our employees are represented by a labor union. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

About Transform Pack

     We acquired Transform Pack, Inc., our operating subsidiary, in January 2000, through a reverse acquisition. Transform Pack, Inc., was formed in October 1994 under the laws of New Brunswick, Canada to develop, manufacture and distribute our current seasoning sheet product. Transform Pack, Inc., began developing the product for sale to local meat packinghouses in October 1994. It took one year to develop the calibration matrix and obtain all necessary regulatory approvals for commercial use of the product in Canada and the United States. In late 1995, two restaurant chains in the United States began to use and order substantial amounts of the seasoning sheets. The production machinery used by Transform Pack, Inc., at that time was inadequate for meeting the new demand for product. As a result, Transform Pack, Inc., suspended its marketing activities in 1996 and redesigned its production machinery. The new production machinery was operational and in place by the end of 1999, and Transform Pack, Inc., developed new marketing plans that it implemented from the first quarter of 2000 through the present.

     Transform Pack International, Inc., the parent of Transform Pack, Inc., was formed as a Minnesota corporation in February 1975, under the name of Automated Multiple Systems, Inc. It subsequently changed its name to Stylus, Inc., and was engaged in the business of developing a minicomputer word processor. This business was unsuccessful and the corporation was inactive until December 1997, when it changed its name to Cybernetics, Inc., and acquired Cybernetics Medical Systems Corporation, a privately held Minnesota corporation, in exchange for 2,000,000 shares of common stock and warrants to purchase 300,000 additional shares. Cybernetics Medical was engaged in the business of developing medical products. Delays in product development and increased competition impaired its ability to raise capital to fund product development. In March 1999, Cybernetics Medical was sold to certain stockholders for assumption of all liabilities and cancellation of the 300,000 warrants issued in the original acquisition. We were inactive until January 2000, when we acquired Transform Pack, Inc., for seven million shares of common stock and changed our name to Transform Pack International, Inc. Any references you see to "Transform Pack" in this report are references to both the parent and subsidiary companies.

    In February 2000 we sold 1,000,957 shares of common stock for CDN $712,715. This financing was completed following the reverse acquisition of Transform Pack, Inc. in January 2000.
Transform

Pack, Inc. found the investors in the last quarter of 1999, but the new investors were unwilling to proceed with the investment unless they could acquire shares that would have the potential for liquidity in the public market in the future. In order to obtain the financing and facilitate future financings, Transform Pack, Inc., negotiated for and effected the reverse acquisition to become a publicly held company. We do not have any additional financing arrangements pending at this time.

               ITEM 2.  DESCRIPTION OF PROPERTIES

    Transform Pack leases approximately 6,000 square feet of space in Moncton, New Brunswick, Canada, which serves as our business office and manufacturing facility. The monthly lease rate is CDN $3,672 under a lease that expires in March 2004. Our facility is adequate to accommodate one production line for seasoning sheets, which is capable of producing 10,000,000 seasoning sheets per month. We are currently selling on average 4,200,000 seasoning sheets per month, so our current facility is adequate for a 58 percent increase in our current sales volume. We believe this facility will be adequate for our needs for the next year. Our principal executive office and manufacturing facility are located at 310 Baig Blvd., Moncton, NB, Canada E1C 8T6. Our telephone number is (506) 854-9211.

                   ITEM 3.  LEGAL PROCEEDINGS

    Transform Pack is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Transform Pack have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended of May 31, 2001.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the Transform
Pack's common stock. In August 2001, quotations for our common stock were first listed on the OTC Bulletin Board under the symbol TPII.

    Since its inception, no dividends have been paid on our common stock. Transform Pack intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

    At August 15, 2001, there were approximately 210 holders of record of the Company's Common Stock.

     In September 2000, Transform Pack obtained a loan from Bruce Weitz, a director, in the amount of $154,230. In February 2001, Mr. Weitz contributed an additional $153,736 to acquire common stock and warrants of the Company. As a result, Mr. Weitz contributed a total of CDN $307,966 to Transform Pack to acquire 408,000 shares of the Company's common stock and a warrant to purchase an additional 408,000 shares of common stock at an exercise price of USD $0.50 per share that expires February 15, 2004. No broker was involved in the transaction and no commission was paid to any person. The transaction was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     In April 2001, Transform Pack issued to Greg Phillips, a director, 100,000 shares of common stock and 100,000 warrants to purchase common stock, all valued at $75,500, as compensation for services to Transform Pack. The warrant is exercisable at a price of USD $0.50 per share and expires February 15, 2004. No broker was involved in the transaction and no commission was paid to any person. The transaction was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and Twelve Months Ended May 31, 2001 and May 31, 2000

     Transform Pack had net sales of $270,235 and $104,873 for the three months ended May 31, 2001 and May 31, 2000, respectively; which represents a 158% increase from 2000. This increase is mainly due to sales made to new customers. We have begun a new contract with Tilia in the fourth quarter. Net sales for the twelve months ended May 31, 2001 were $442,917, a 35% increase from $327,643 for the same period in 2000. This increase is primarily a result of higher sales to new customers in the period ending on May 31, 2001.

     Cost of sales for the three-months ended May 31, 2001 and May 31, 2000 were $188,520 and $34,994 respectively. Such costs, as a percentage of net sales for the three months ended May 31, 2001 and May 31, 2000, were 70% and 33% respectively. Cost of net sales for the twelve months ended May 31, 2001 and May 31, 2000 were $306,980 and $131,739, respectively. Such costs, as a percentage of net sales for the twelve months ended May 31, 2001 and May 31, 2000 were 69% and 40%, respectively. This percentage increase is directly attributed, in part, to the training of new personnel in anticipation of the large orders with our new customers. The new personnel were needed to enable us to begin ramping up our production. This increase is also attributable to the production of a substantial amount of free sample product as part of our new marketing effort, a practice we have followed in the past and expect to continue because we believe it is a customary marketing technique in the industry to provide samples of food related products so that potential customers can evaluate taste, consistency, use, and quality. Potential customers provide the seasoning for the sample product, but we must absorb the remaining cost of plastic film and adhesive required to produce the samples given to potential customers for evaluation. There is no assurance any of these potential customers will ultimately elect to purchase our product. Should they decide to purchase, sales will be made under our standard pricing policy, which is full price for orders up to 100,000 seasoning sheets and a volume discount of 10% for orders over 100,000 sheets. When management makes a determination that a sale is not imminent based on communication with the potential customer, the Company discontinues providing free samples and charges its regular price for any additional samples requested. Providing sample product resulted in sales of $442,917 during the twelve months ended May 31, 2001. Furthermore, we incurred additional cost associated with re-packaging and re-labeling product previously approved by our customer (our customer changed some of the information on the labels that required us to re-package and re-label product).

     Selling, general and administrative expenses for the three-month period ended May 31, 2001 and May 31, 2000 were $241,552 and $283,701 respectively. Operating expenses for the twelve months ended May 31, 2001 and May 31, 2000 were $901,569 and $541,713, respectively, a 66.4% increase. The increase in operating expenses for the twelve months ended May 31, 2001 is attributable to the increase of $118,000 in bad debts, $75,500 in stock based compensation, $22,000 increase in head office wages, $38,000 in accounting cost associated with becoming a reporting company, $35,000 in legal cost associated with becoming a reporting company, $56,000 increase in rent expenses due to a credit received last year and $23,000 increase in marketing expenses for the Canadian and United Kingdom market development.

     Interest expense for the three months ended May 31, 2001 and May 31, 2000 were $14,222 and $6,430, respectively. Interest expense for the twelve months ended May 31, 2001 and May 31, 2000 were $42,094 and $ 38,059, respectively.

     Due to the foregoing, Transform Pack suffered net losses of $180,883 and $243,235 for the three months ended May 31, 2001 and May 31, 2000, respectively. As for the twelve months ended May 31, 2001 and May 31, 2000, Transform Pack suffered net losses of $864,432 and $462,207, respectively. The increase in net losses is attributable an increase in marketing expenses for new marketing efforts, increase in the cost of ramping up production capability without a similar increase in sales, increase in costs associated with re-packaging product, increase in rent expense and the creation of a $118,000 allowance for doubtful account.

Liquidity and Capital Resources

     At May 31, 2001, Transform Pack had a working capital deficit of $684,542 as compared to a working capital deficit of $213,749 at May 31, 2000.

     Cash used in operations for the twelve-month period ended May 31, 2001 totaled $484,677 compared to cash use of $471,921 in the twelve-month period ended May 31, 2000. Cash use consisted $22,641 in inventory based on management's evaluation of potential demand for the Company's product, which was offset by a decrease of $88,561 in receivables and an increase of $324,981 in payables.

     Our financing activities provided the Company with $27,657 for the twelve-month period ended May 31, 2001, compared to $28,762 for the twelve-month period ended May 31, 2000. The majority of the financing consisted of a short term loan from Hans Meier, one of our directors, in the amount of $12,000, to be repaid in the first quarter of the fiscal year ending May 31, 2002.

     Capital expenditures for the twelve months ended May 31, 2001 were $21,880 compared to an inflow of $614,092 for the twelve months ended May 31, 2000. Furthermore, the company received a $307,965 investment from Mr. Bruce Weitz, a director. Mr. Weitz received 408,000 common shares at USD $0.50 a share along with the same number of warrants at $0.50 USD each, which expire in February 2004. Mr. Weitz converted his USD $100,000 loan from September and invested a further

USD $100,000 in the form of a private placement. The company received $712,714 in proceeds from the reverse takeover during the twelve-month period ended May 31, 2000.

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

     However, we have recently signed a three-year contract with one of our customers to develop the retail aspect of our business. The value of the first year of this contract is for a minimum USD $1,750,000. We are currently trying to finalize the details of the first order from this contract for one million spice sheets to be delivered on or around September 1, 2001.

     Furthermore, we have shipped product to one of our customers in the United Kingdome in June 2001, for a value of approximately
CND $150,000. This customer is in the process of finalizing the details of a follow-up order to be placed shortly.

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact Transform Pack's financial condition or results of operations.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name              Age   Position                         Since

Hans Meier        56   President and Director           February 2000
Daniel Sham       48   Vice Chairman and Director       February 2000
Greg Phillips     51   Vice President Sales &           February 2000
                       Marketing and Director
Nathalie Cormier  30   Secretary, Treasurer and         February 2000
                       Director
Bruce Weitz       53   Director                         February 2000

    Each director serves until the next annual meeting of stockholders and until his or her successor is elected and qualified. Executive officers serve at the discretion of the board of directors. The following is biographical information on each of our officers and directors.

    Hans Meier served from November 1994 to February 2000 as Transform Pack, Inc.'s Vice President of Research and Development where he was responsible for developing our seasoning sheet. He became President in February 2000. For the past 15 years Mr. Meier has owned and operated Meier Food Service Consulting Limited, a private company engaged in the business of consulting on food processing and delivery systems. He became president and a director of Transform Pack in February 2000.

    Daniel Sham has been the owner and operator of Scarboro Meat Packers, Inc., based in Toronto from 1991 to the present. From, April 1998 to the present he has served as Vice President of Operations for Med Mira Laboratories, Inc., of Toronto, a public company engaged in the business of manufacturing medical devices. For the past 15 years he has served as the President of dTree & Associates, Inc., based in Toronto, which is a private computer consulting business. He became vice chairman and a director of Transform Pack in February 2000.

    Greg Phillips has owned and operated Plus Marketing
Corporation, a marketing and consulting firm based in New Jersey, New Jersey, for 19 years. He became Vice President Sales &
Marketing of Transform Pack, Inc., in April 1999, and a director of Transform Pack in February 2000.

    Nathalie Cormier has been employed as an executive assistant and manager of Transform Pack, Inc., from December 1997 to February 2000, when she was appointed Secretary and Treasurer. For six years prior to December 1997 she was employed as an administrative assistant with Gemini Investments Ltd., of Moncton, New Brunswick. She became a director of Transform Pack in February 2000.

    Bruce Weitz is the president and chief executive officer of Today's Man, Inc., a menswear retailer in the Northeast United
States, since August 2000. Mr. Weitz was retired during the four-year period prior to August 2000. For three years prior to December 1995, Mr. Weitz was the Chairman,

President and Chief Executive Officer of Duane Reade Drug Stores, a drug store chain based in New York City. He became a director of Transform Pack in February 2000.

                ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Transform Pack for the prior fiscal years ended May 31, 2001, 2000 and 1999, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.

                                          Annual
                                       Compensation
Name and Principal Position   Year       Salary (CND)

Hans Meier, President (1)     2001         82,800
                              2000         56,350
                              1999         36,754

(1) Transform Pack pays CDN $6,900 per month to Meier Food Service Consulting Limited, a private company owned by Hans Meier, for his services rendered to the Company. The figures for Mr. Meier's salary are the total of payments made to Meier Food Service Consulting Limited in the three fiscal years.

Other Compensation Arrangements

    We have agreed to pay to Plus Marketing Corporation for the consulting services of Greg Phillips and other marketing support USD $25,000 per month over a term of four months commencing after Transform Pack obtains additional financing for its operations. Mr. Phillips will provide through Plus Marketing his consulting services in developing and implementing marketing programs for our product and office and clerical support for our marketing efforts originating from his office in New Jersey.

Employee Options

    In February 2000, Transform Pack granted to Nathalie Cormier an option to purchase 40,000 shares of common stock at an exercise price of USD $0.50 per share exercisable for a term of three years. No trading market for our common stock existed then or at the end of our fiscal year on May 31, 2001. The option price is the same price at which Transform Pack sold common stock privately to unrelated parties in February 2000. The option issued to Ms. Cormier represents 80% of all options issued to employees of Transform Pack in fiscal year 2000.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The following table sets forth as of August 15, 2001, the number and percentage of the 11,418,957 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

 Name and Address             Common       Percent
                              Shares      of Class
 Principal stockholder

 Franz Schedlbauer (1)       3,382,977      29.6
 Muhlenstrasse 15
 Graz-Raaba, Austria

 Christian Schedlbauer (1)   3,382,977      29.6
 Muhlenstrasse 15
 Graz-Raaba, Austria

 #503485 NB Ltd. (1)         2,254,857      19.7
 Muhlenstrasse 15
 Graz-Raaba, Austria

(1) #503485 NB Ltd., is a private New Brunswick, Canada corporation owned and controlled by Franz and Christian Schedlbauer. Accordingly, these persons may be deemed to have voting and investment control over the 2,254,857 shares of common stock held of record by #503485 NB Ltd. Franz and Christian Schedlbauer each individually hold 1,128,120 shares of common stock of record.

                                    Common       Percent
                                    Shares      of Class (1)

 Officers and directors

 Hans Meier                        2,346,103        20.5
 310 Baig Blvd.
 Moncton, NB, Canada E1C 8T6

 Daniel Sham                         87,500         0.8
 39 Glen Watford Dr.
 Scarborough, ON, Canada  M1S 2C2

 Greg Phillips                      200,000         1.7
 160 Chestnut Street
 Englewood Cliffs, NJ 07632

 Nathalie Cormeir (1)               40,000          0.3
 310 Baig Blvd.
 Moncton, NB, Canada E1C 8T6

 Bruce Weitz (1)                 1,016,000          8.4
 37 McGrath Drive
 Cressill, NJ 07626

 All Executive officers          3,689,603         30.3
 and Directors as a Group (5
 persons) (2)

(1) The figures for each of these persons represent only options to purchase common shares that are vested or will vest within 60 days from the date as of which information is presented in the table. These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1999, Transform Pack granted to Compass Rose
Ltd., a company owned by Richard Middleton, a former director, an exclusive license to distribute seasoning sheets to food processors in Western Canada. Under the license we sell seasoning sheets to Compass Rose at a discount from the suggested selling price to food processors. The license is for a term of five years, with an option to renew for two additional five-year terms. This contract was entered into before Mr. Middleton became a director. Consequently, we believe the contract was the result of arms' length negotiations between unrelated parties.

    Franz and Christian Schedlbauer are principal stockholders of Transform Pack and are also the controlling stockholders of Transform Pack GmbH Europe. We had a Master License Agreement Transform Pack Europe, which we entered into in July 1995, and hold a 2% ownership interest in Transform Pack Europe. Under the license agreement, Transform Pack Europe had the exclusive right to manufacture our proprietary equipment to produce seasoning sheets and to market seasoning sheets in Europe, Southeast Asia, South America, and Japan. Transform Pack further agreed to purchase at cost from Transform Pack Europe all production equipment sold by Transform Pack to other persons outside of Transform Pack Europe's territory, and pay to Transform Pack Europe 45% of the net profit from sale of such equipment. Transform Pack Europe was required to purchase all adhesive matrix used in the seasoning sheets from us, and pay us a royalty equal to 10% of gross revenue from seasoning sheet sales. The Master License Agreement with Transform Pack Europe was for an initial term of five years, which expired in July 2000. Upon expiration of the Master License Agreement, Transform Pack purchased certain production equipment from Transform Pack Europe for CDN $100,000, and all marketing rights of Transform Pack Europe terminated.

     We have agreed to pay to Plus Marketing Corporation for the consulting services of Greg Phillips and other marketing support USD $25,000 per month over a term of four months commencing after Transform Pack obtains additional financing for its operations. Mr. Phillips will provide through Plus Marketing his consulting services in developing and implementing marketing programs for our product and office and clerical support for our marketing efforts originating from his office in New Jersey. In April 2001, Transform Pack issued to Greg Phillips 100,000 shares of common stock and 100,000 warrants to purchase common stock, all valued at $75,500, as compensation for services to Transform Pack. The warrant is exercisable at a price of USD $0.50 per share and expires February 15, 2004. This is in addition the compensation otherwise payable to Plus Marketing Corporation.

    In March 2000, Transform Pack granted to Bruce Weitz options to purchase 200,000 shares of common stock at an exercise price of USD $1.00 per share exercisable for a term of three years. No trading market for our common stock existed then. The option price was based on Transform Pack's determination that the exercise price is equal to or greater than the fair value of its common stock.

     In September 2000, Transform Pack obtained a loan from Bruce Weitz, a director, in the amount of $154,230. In February 2001, Mr. Weitz converted the loan and contributed an additional $153,736 to acquire common stock and warrants of the Company.
As a result, Mr. Weitz contributed a total of CDN $307,966 to Transform Pack to acquire 408,000 shares of the Company's common stock and a warrant to purchase an additional 408,000 shares of common stock at an exercise price of USD $0.50 per share that expires February 15, 2004.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report.

 Exhibit  Item 601    Title of Document
  No.     Ref. No.
 1         2.1*      Exchange Agreement dated January 28, 2000,
                     between Cybernetics, Inc., and Transform Pack, Inc.

 2         3.1*      Articles of Incorporation, as amended

 3         3.2*      By-Laws

 4        10.1*      License Agreement dated October 5, 1999, with
                     Compass Rose Ltd.

 5        10.2*      License Agreement dated December 29, 1997,
                     with Elias Brothers Restaurant Inc.

 6        10.3*      Master License Agreement dated July 24, 1995,
                     with Transform Pack Europe GmbH

 7        10.4*     Form of Stock Option issued to officers and
                    directors

 8        10.5*     Consulting agreement with Greg Phillips dated
                    May 23, 2000

 9        10.6*     Loan Conversion and Preferred Stock
                    Redemption Agreement
                    dated February 2, 1999 between Transform
                    Pack, Inc., and New Brunswick

 10       10.7*     Lease Agreement for Property at 310 Baig
                    Blvd., Moncton, NB

 11       10.8      Tilia / Transform Pack Exclusive Supply
                    Agreement dated April 1, 2001

 12       10.9     Warrant for purchase of common stock issued
                   to Bruce Weitz, dated February 15, 2001

 13       10.10    Warrant for purchase of common stock issued
                   to Greg Phillips, dated February 15, 2001

 13       99.1     List of Foreign Patents

* Each of these documents are incorporated herein by this reference from the Registration Statement on Form 10-SB as filed by the Company with the Securities and Exchange Commission on October 10, 2000, as amended on December 20, 2000, February 8, 2001 and February 16, 2001.

FORM 8-K FILINGS

     No reports on Form 8-K were filed during the fiscal quarter ended May 31, 2001.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Transform Pack International, Inc.

Date: August 24, 2001        By: /s/ Hans Meier, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 24, 2001      /s/ Hans Meier, Chief Executive
                            Officer and Director


Dated: August 28, 2001      /s/ Daniel Sham, Director


Dated: August 27, 2001      /s/ Greg Phillips, Director


Dated: August 27, 2001      /s/ Nathalie Cormier, Chief
                            Financial Officer
                            and Director


Dated: August 27, 2001      /s/ Bruce Weitz, Director

               TRANSFORM PACK INTERNATIONAL, INC.

                      Financial Statements

                      May 31, 2001 and 2000

                              INDEX

                                                         Page

Independent Auditors' Report                              F-2

Consolidated Balance Sheets                               F-3
  As At May 31, 2001 and 2000

Consolidate Statements of Operations                      F-4
  Years Ended May 31, 2001 and 2000
  and the Period From October 31, 1994
  (Date of Incorporation) To May 31, 2001

Consolidate Statements Of Shareholders'                   F-5
  Deficiency Years Ended May 31, 2001 and 2000
  and the Period From October 31, 1994
  (Date of Incorporation) To May 31, 2001

Consolidate Statements of Cash Flows                      F-6
  Years Ended May 31, 2001 and 2000
  and the Period From October 31, 1994
  (Date of Incorporation) To May 31, 2001

Notes to the Consolidated Financial Statements            F-7

                 Deloitte & Touche LLP


          P.O. Box 2087                   Telephone:(902) 422-8541
          5161 George Street, Suite 800   Facsimile:(902) 423-5820
          Halifax, Nova Scotia B3J 3B7


                  INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Transform Pack International Inc.
(formerly Cybernetics Inc.)
(a development stage company)


We have audited the consolidated balance sheets of Transform Pack International Inc. (formerly Cybernetics Inc.) (a development stage company) as at May 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years then ended, and for the period from October 31, 1994 (date of incorporation) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, and for the period from October 31, 1994 to May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products. As discussed in Note 1 to the financial statements, the deficiency in working capital at May 31, 2001 and the Company's operating losses since inception, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          Deloitte & Touche LLP


June 22, 2001                              Chartered Accountants
Halifax, Nova Scotia, Canada

              TRANSFORM PACK INTERNATIONAL INC.
                (a development stage company)
                 CONSOLIDATED BALANCE SHEETS
                 AS AT MAY 31, 2001 AND 2000

                    (in Canadian Dollars)

                                                          2001         2000
-----------------------------------------------------------------------------
              ASSETS
Current
  Cash and cash equivalents                           $        -   $  170,933
  Accounts receivable (Note 3)                           269,031      180,470
  Inventory                                              149,950      127,309
  Prepaid expense                                          2,336        2,729
                                                      ----------   ----------
                                                         421,317      481,441
Capital assets (Note 4)                                  458,444      526,651
Investment in affiliate (Note 5)                           2,000        2,000
                                                      ----------   ----------
                                                      $  881,761   $1,010,092
                                                      ==========   ==========
            LIABILITIES
Current
  Bank indebtedness (Note 6)                          $  406,328   $  313,500
  Accounts payable and accrued liabilities (Note 7)      551,744      226,763
  Current portion of long-term debt (Note 8)              87,787       94,927
  Current portion of redeemable
    preferred shares (Note 9)                             60,000       60,000
                                                      ----------   ----------
                                                       1,105,859      695,190

Long-term debt (Note 8)                                  398,964      468,997
Non-controlling interest in
  preferred equity of a
  subsidiary (Note 9)                                    506,250      506,250
Due to shareholders (Note 10)                            139,077      127,077
                                                      ----------   ----------
                                                       2,150,150    1,797,514
                                                      ----------   ----------
     SHAREHOLDERS' DEFICIENCY

Share capital and warrants (Note 11)                   1,523,312    1,139,847
Deficit accumulated during the
 development stage                                    (2,791,701)  (1,927,269)
                                                      ----------   ----------
                                                      (1,268,389)    (787,422)
                                                      ----------   ----------
                                                      $  881,761   $1,010,092
                                                      ==========   ==========

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian Dollars)

                                                                           Period From
                                                                           October 31
                                                                          1994 (Date of
                                                                          Incorporation)
                                                 May 31        May 31       to May 31
                                                  2001          2000           2001
--------------------------------------------------------------------------------------
Revenue                                     $    442,917    $   327,643    $ 1,285,848
                                             ----------     ----------     -----------
Cost of sales                                    306,980        131,739        746,744
Selling, general and administrative expenses
 (includes $75,500 (2000-$24,349) in stock-
  based compensation)                            901,569        541,713      2,638,997
Research and  development expense                 85,466         93,959        773,979
Other income                                     (28,760)       (15,620)      (266,803)
                                             -----------    -----------    -----------
                                                 751,791      1,265,255      3,892,917
                                             -----------    -----------    -----------
Loss before interest expense                    (822,338)      (424,148)    (2,607,069)
Interest expense - long-term                       9,583         11,574         68,536
                 - other                          32,511         26,485        116,096
                                             -----------    -----------    -----------
Net loss                                    $   (864,432)   $  (462,207)   $(2,791,701)
                                             ===========    ===========    ===========
 Basic and diluted net loss per share       $      (0.08)   $     (0.06)
                                             ===========    ===========
Weighted average number of common shares
  outstanding                                 11,164,957      8,220,239
                                             ===========    ===========

                      TRANSFORM PACK INTERNATIONAL INC.
                        (a development stage company)
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
            YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
           OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                            (in Canadian Dollars)

                                                                                               Deficit
                                                                                             Accumulated
                                             Warrants               Share Capital               During
                                      ----------------------    -------------------------    Development
                                         Shares     Amount       Shares          Amount         Stage          Total
------------------------------------------------------------------------------------------------------------------------
Transform Pack Inc.
 Balance - June  1, 1994                      -    $       -    $         -    $        -    $         -    $          -
 Issue of common stock                        -            -            200        10,000              -          10,000
 Net loss                                     -            -              -             -       (199,797)       (199,797)
                                      ---------    ---------    -----------    ----------    -----------    ------------
 Balance - May 31, 1995                       -            -            200        10,000       (199,797)       (189,797)
 Net loss                                     -            -              -             -        (56,303)        (56,303)
                                      ---------    ---------    -----------    ----------    -----------    ------------
 Balance - May 31, 1996                       -            -            200        10,000       (256,100)       (246,100)
 Issue of common stock                        -            -      1,999,800       400,000              -         400,000
 Net loss                                     -            -              -             -       (285,156)       (285,156)
                                      ---------    ---------    -----------    ----------    -----------    ------------
 Balance - May 31, 1997                       -            -      2,000,000       410,000       (541,256)       (131,256)
 Net loss                                     -            -              -             -       (445,697)       (445,697)
                                      ---------    ---------    -----------    ----------    -----------    ------------
 Balance - May 31, 1998                       -            -      2,000,000       410,000       (986,953)       (576,953)
 Net loss                                     -            -              -             -       (478,109)       (478,109)
                                      ---------    ---------    -----------    ----------    -----------    ------------
 Balance - May 31, 1999                       -            -      2,000,000       410,000     (1,465,062)     (1,055,062)
                                      ---------                 -----------
Transform Pack International Inc.
 Balance May 31, 1999                         -            -      2,910,000       221,155       (221,155)              -
 Net loss from June 1,1999 to
  January 28, 2000                            -            -              -             -         (7,217)         (7,217)

Impact of reverse acquisition of
 Transform Pack Inc. (Note 1)
 Recapitalization of common shares            -            -              -      (228,372)       228,372               -
 Common share issued to acquire
  Transform Pack Inc.                         -            -      7,000,000             -              -               -

Fair value of stock options granted to
  non-employees                               -            -              -        24,349              -          24,349

Net loss                                      -            -              -             -       (462,207)       (462,207)

Issue of common stock by Transform
 Pack International Inc.                      -            -      1,000,957       712,715              -         712,715
                                      ---------    ---------    -----------    ----------    -----------    ------------
Balance - May 31, 2000                        -            -     10,910,957     1,139,847     (1,927,269)       (787,422)
Net loss                                      -            -              -             -       (864,432)       (864,432)
Issue of common stock by Transform
 Pack International Inc. to employee    100,000            -        100,000        75,500              -          75,500
Issue of common stock by Transform
 Pack International Inc.                408,000       48,545        408,000       259,420              -         307,965
                                      ---------    ---------    -----------    ----------    -----------    ------------
Balance - May 31, 2001                  508,000    $  48,545     11,418,957    $1,474,767    $(2,791,701)   $ (1,268,389)
                                      =========    =========    ===========    ==========    ===========    ============

               TRANSFORM PACK INTERNATIONAL INC.
                 (a development stage company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                     (in Canadian Dollars)

                                                                               Period From
                                                                               October 31
                                                                              1994 (Date of
                                                                              Incorporation)
                                                       May 31       May 31      to May 31
                                                        2001         2000          2001
-------------------------------------------------------------------------------------------
Net inflow (outflow) of cash and cash equivalents
related to the following activities:

Operating
Net loss                                            $ (864,432)   $ (462,207)   $(2,791,701)
  Items not affecting cash
     Amortization                                       90,083        81,968        401,892
     Fair value of stock options granted to
       non-employees                                         -        24,349         24,349
     Fair value of stock granted to employee            75,500             -         75,500
  Changes in non-cash working capital items
     Accounts receivable                               (88,561)     (138,989)      (269,030)
     Inventory                                         (22,641)      (64,832)      (149,950)
     Prepaid expenses                                      393        (1,415)        (2,336)
     Accounts payable                                  324,981        89,205        544,529
                                                    ----------    ----------    -----------
                                                      (484,677)     (471,921)    (2,166,747)
                                                    ----------    ----------    -----------
Financing
  Proceeds on long-term debt                             5,362       112,531      1,082,317
  Repayment of long-term debt                          (82,534)      (39,872)      (295,563)
  Due to related parties                               166,231             -        293,308
  Proceeds  from  (repayment of bank indebtedness       92,828       (43,897)       406,328
                                                    ----------    ----------    -----------
                                                       181,887        28,762      1,486,390
                                                    ----------    ----------    -----------
Investing
  Proceeds from issuance of captial stock              153,735       712,715      1,524,700
  Acquisition of capital assets, net of government
    assistance relieved                                (21,878)      (98,623)      (867,343)
  Proceeds on disposal of capital assets                     -             -          5,000
                                                    ----------    ----------    -----------
                                                       131,857       614,092        680,357
                                                    ----------    ----------    -----------
Net inflow (outflow) of cash and cash equivalents     (170,933)      170,933              -
Cash and cash equivalents, beginning of year           170,933             -              -
                                                    ----------    ----------    -----------
Cash and cash equivalents, end of year              $        -    $  170,933    $         -
                                                    ==========    ==========    ===========

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)





1.   BASIS OF PRESENTATION

   Transform Pack International Inc. (a development stage company) (formerly Cybernetics Inc.) (the "Company") is incorporated under the laws of the State of Minnesota, and was until January 2000, a non-operating shell company. On January 28, 2000, the Company and its shareholders entered into an exchange agreement with the shareholders of Transform Pack Inc., whereby the shareholders of Transform Pack Inc. acquired control of the Company by way of a reverse acquisition. The acquisition was effected by the issue of 7,000,000 shares of the Company in exchange for 100% of the outstanding common shares of Transform Pack Inc. Transform Pack Inc. is a development stage company incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products. The Company remains in the development stage as it is actively developing the market for its product.

   The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended May 31, 2001 and 2000, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2001 and 2000, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

    Management's Plans

   As shown in the consolidated financial statements, the Company has incurred losses from operations of $864,432 and $462,207 for the years ended May 31, 2001 and 2000, and a net shareholders' deficiency in assets at year end. Since its inception, the Company has devoted substantially all of its efforts to developing the products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependent on achieving a level of sales adequate to support the Company's cost structure.

   The Company intends to increase sales through market penetration strategies designed to introduce the products to numerous North American and European customers. The Company is currently working on obtaining additional funding which will satisfy its working capital needs and allow the Company to increase its production.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

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

   b)   Inventory

     Inventory consists only of raw materials and is recorded at the lower of cost (on a first-in, first-out basis) and net realizable value.

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

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

2. ACCOUNTING POLICIES (continued)

    f)  Income Taxes

     Income taxes are provided for current taxes payable or refundable, and temporary differences arising from the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. The effect of income taxes is measured based on currently enacted tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that some or all of such assets will not be realized.

   g)  Comprehensive Income

     There are no differences between the Company's net earnings as reported and its comprehensive income. Accordingly, a separate statement of comprehensive income has not been presented.

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

   i)   Derivative Instruments and Hedging Activities

     In June 2000, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's 2002 fiscal year. Under the new standard, companies will be required to record derivatives on the balance sheet as assets or liabilities measured at fair value. Management has determined that the impact of adopting SFAS 133 is not material.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

2.   ACCOUNTING POLICIES (continued)

   j)  Basic and Diluted Net Loss per Share

     Basic  net  loss per common share is based on  the  weighted average  number  of  common shares outstanding  during  each
     period.   Diluted net loss per share has not been  presented
     as it would be anti-dilutive.

       Loss per share

     The following table sets forth the computation of earnings per share:

                                         Year Ended      Year Ended
                                            May 31,         May 31,
                                              2001             2000
     --------------------------------------------------------------
     Numerator:

     Net Loss                          $  (864,432)   $    (462,207)

     Denominator:

     Weighted average number of shares
        outstanding during the period   11,164,957        8,220,239

     Loss per share                    $     (0.08)   $       (0.06)
     --------------------------------------------------------------
   k)   Revenue Recognition

     Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer, as this is the point of title transfer.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

3. ACCOUNTS RECEIVABLE

                                             2001        2000

   Accounts receivable - trade          $  270,751    $ 186,836
   Allowance for doubtful accounts          (9,653)     (23,600)
   Sales tax receivable                      7,933       17,234
                                          --------     --------
                                        $  269,031    $ 180,470
                                          ========     ========

4.   CAPITAL ASSETS

                                        2001                                 2000
                                     Accumulated   Net Book             Accumulated    Net Book
                            Cost     Amortization    Value      Cost    Amortization     Value
                          ---------   ---------   ---------   ---------   ---------   ---------
Machinery and equipment   $ 720,007   $ 302,329   $ 417,678   $ 700,427   $ 231,351   $ 469,076
Leasehold  improvements      51,802      42,502       9,300      51,802      32,022      19,780
Office furniture and
  equipment                  62,492      43,149      19,343      61,937      38,383      23,554
Lab equipment                23,718      14,816       8,902      23,718      12,591      11,127
Patents                      60,414      30,596      29,818      60,414      24,554      35,860
                            -------    --------    --------    --------    --------    --------
                            918,433     433,392     485,041     898,298     338,901     559,397
Government assistance       (64,972)    (38,375)    (26,597)    (64,972)    (32,226)    (32,746)
                            -------    --------    --------    --------    --------    --------
                          $ 853,461   $ 395,017   $ 458,444   $ 833,326   $ 306,675   $ 526,651


5.   INVESTMENT IN AFFILIATE

   Transform Pack Inc. owns 10,000 shares of Transform Pack  GmbH
   Europe  which  represents a 2% ownership of the  total  common
   shares  issued.   This investment has been  accounted  for  at
   cost.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

6.   BANK INDEBTEDNESS

   Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (6.75% at May 31, 2001) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At May 31, 2001, the full amount of this line of credit had been drawn (2000 - $298,500). The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (6.75% at May 31, 2001) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New
   Brunswick  in  the  amount  of $132,000.   At  May  31,  2001,
   $25,000 had been drawn under this facility (2000 - $15,000).


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                            2001         2000

   Accounts payable - trade             $  453,240   $  174,254
   Payroll deductions payable               29,277        2,207
   Accrued liabilities                      54,227       50,302
   Employee loan payable                    15,000            -
                                          --------     --------
                                        $  551,744   $  226,763
                                          ========     ========

8. LONG-TERM DEBT

                                                          2001      2000

Bank loan, repayable in monthly principal payments
of $1,167 plus interest at prime (7.5% at May 31, 2001)
plus 1.75%, through the Small Business Loan Act,
secured by a chattel mortgage on a specific piece of
equipment.                                             $      -   $ 10,591

Bank loan, repayable in monthly principal payments
of $1,667 plus interest at prime (7.5% at May 31,
2001) plus 1.75%, through the Small Business Loan
Act, secured by a chattel mortgage on specific
machinery and equipment.                                 90,000    108,333

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

8. LONG-TERM DEBT (continued)

                                                 2001         2000

ACOA loan, repayable in 82 consecutive monthly
installments of $5,361, followed by one final
installment of $5,398 commencing June 1, 2000
non-interest bearing.                          $ 396,751   $ 445,000
                                                --------    --------
                                                 486,751     563,924
   Less:  Current portion                         87,787      94,927
                                                --------    --------
                                               $ 398,964   $ 468,997
                                                ========    ========
    Principal amounts due in the next five years are as follows:

         2002         2003        2004         2005         2006

      $87,787      $86,120     $86,120      $86,120      $74,453


9.   REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

   Authorized:
     Class A preferred shares, $10 par value, non-voting, non-cumulative 10% dividend rate, redeemable at par, unlimited number

                                              2001         2000

   Issued:
       56,625 Class A preferred shares   $ 566,250   $ 566,250
       Current portion                     (60,000)    (60,000)
                                           -------     -------
                                         $ 506,250   $ 506,250
                                           =======    ========

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

9.     REDEEMABLE  PREFERRED  SHARES  OF  TRANSFORM   PACK   INC.
   (continued)

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

   The Company did not make its first redemption and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the redemption of preferred shares to August 31, 2001.

   On  January 28, 2000, after the transaction described in  Note
   1, Transform Pack Inc. became a subsidiary of the Company and, as a result, its preferred equity is presented as non-controlling interest in a subsidiary.


10.  DUE TO SHAREHOLDERS

   The amount due to shareholders is interest-free with no fixed terms of repayment.


11.     SHARE CAPITAL

 Authorized:
  Unlimited common shares of Transform Pack  Inc. no par value
   5,000,000 preferred stock of the Company, $.01 par value, none issued or outstanding 40,000,000 common stock of the Company, $.004 par value

                                                2001         2000

Issued and fully paid:
    11,418,957 common stock of the Company   $   13,916   $   11,680

   Additional paid-in capital of the Company  1,460,851    1,128,167
                                             ----------    ---------
                                             $1,474,767   $1,139,847
                                             ==========   ==========

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

11.     SHARE CAPITAL (continued)

   In September 2000, the Company received $154,230 from a related party as a loan. In February 2001, the Company issued 408,000 new common shares to this related party at $.50 US per share, receiving gross cash proceeds of $153,735, plus conversion of this loan to share capital. In conjunction with this equity investment, the Company issued 408,000 warrants with an exercise price of $.50 US per share that can be exercised at any time and which expire in 2004. These warrants were valued at $48,545. Accordingly, such amount has been accounted for as a reduction in share capital and allocated to warrants.

   In April 2001, the Company issued 100,000 shares to an employee, valued at $.50 US per share, in return for services rendered. In conjunction with this equity investment, the Company issued 100,000 warrants with an exercise price of $.50 US per share that can be exercised at any time and which expire in 2004. No intrinsic value was allocated to these warrants, to be consistent with the accounting treatment adopted by the Company concerning employee stock options.

   Stock Option Plan

   The  Company  follows Accounting Principles Board  Option  No.
   25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The exercise price of the Company's employee stock options equals or is greater than the fair value of the underlying stock on the date the options were granted, and accordingly no compensation expense has been recognized in the accompanying financial statements in any of the periods presented.

   The  Company  has  fixed stock options  granted  to  specified
   employees  by  resolution  of  the  board  of  directors.   An
   aggregate of 670,000 common shares have been reserved for the granting of such options.

   On February 29, 2000, the Company established a stock option plan for its officers, directors and employees. In accordance with the plan, an aggregate of 670,000 common shares have been reserved for the granting of such options. The exercise price of each option is to be determined by the board of directors. All options issued under the plan will expire two or three years after the date of granting.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

11.     SHARE CAPITAL (continued)

   The following table presents information concerning all stock options granted to the Company's employees:

                                   Year ended                 Year ended
                                  May 31, 2001                May 31, 2000
                                     Weighted Average          Weighted Average
                           Number of  Exercise Price  Number of  Exercise Price
                            Options     per Share     Options    per Share
Outstanding, beginning of
 period                     670,000   $0.67 US          -
Granted during the period         -               670,000      $0.67 US
Forfeited during the period(220,000)                    -
                            --------              -------
Outstanding, end of period  450,000   $0.73 US    670,000      $0.67 US
                            ========              =======
Exercisable, end of period  450,000   $0.73 US    670,000      $0.67 US
                            ========               =======


   The above options vested immediately on grant.

   The range of exercise prices for stock options granted during the period was from $0.50 US to $1.00 US. The life remaining on stock options outstanding as at May 31, 2001 was one to two years.

   Had compensation cost for the Corporation's stock-based compensation been determined based on the fair value at the grant dates consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's proforma net loss would have been as follows:

                                            May 31       May 31
                                              2001         2000

   Net loss
       As reported                        $864,432     $462,207
       Pro-forma                          $882,398     $491,500

   Loss per share
       As reported                        $   0.08     $   0.08
       Pro-forma                          $   0.08     $   0.09

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

11.     SHARE CAPITAL (continued)

                                           Weighted Average   Weighted Average
                                 Number of    Fair Value       Exercise Price
                                  Options      per Share          per Share
Exercise price above fair value  210,000    $      -          $1.54 ($1.00 US)
Exercise  price at fair value    340,000    $   0.12 US       $0.77 ($0.50 US)
                                 -------
                                 550,000    $   0.07 US       $1.03 ($0.67 US)
                                 =======

   The  fair  value is estimated at the date of grant  using  the
   Black-Scholes   option  pricing  model  with   the   following
   weighted average assumptions:

                                            May 31      May 31
                                              2001        2000

   Dividend yield                                -           -
   Expected volatility                           -           -
   Risk-free interest rates                  5.06%       6.07%
   Expected life                           3 years     3 years


12.  INCOME TAXES

   Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As at May 31, 2001, the deferred income tax balance was comprised of the following:

                                               2001         2000

   Deferred tax assets
       Loss carryforwards                    $  748,398   $  465,241
       Research and development expenditures
         carried forward                         88,078       88,078
       Valuation allowance                     (649,069)    (401,044)
                                              ---------    ---------
       Total deferred tax assets                187,407      152,275
                                              ---------    ---------

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

12.  INCOME TAXES (continued)

                                               2001         2000

   Deferred tax liabilities
       Amortization of capital assets        $ 176,203  $ 141,071
        Research and development tax credits    11,204     11,204
                                              --------   --------
       Total deferred tax liabilities          187,407    152,275
                                              --------   --------

   Net deferred tax assets                   $       -  $       -
                                              ========   ========

   Since the Company has been in a developmental stage, it has not yet generated any income subject to income taxes. Losses carried forward of $1,011,394, which will expire if not utilized against future taxable income, are as follows:

      2003       2004      2005      2006       2007       2008

  $ 212,110  $ 131,716  $ 275,566  $ 352,900  $ 39,102  $ 713,223

   The Company also has a scientific research and expenditure pool balance of $191,474 which can also be used to reduce future taxable income. There is no expiry date on this future tax benefit. The Company has provided for amortization of its capital assets in excess of capital cost allowances claimed for income tax purposes of $395,018 (2000
   -  $306,675).   This  excess is available  to  reduce  taxable
   income of future years.

   The  Company has available investment tax credits  which  will
   reduce  future  federal  income  taxes  by  $11,204  (2000   -
   $11,204).

   None of the above future benefits have been recorded in the financial statements since they are dependent upon future income.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

13.  ADDITIONAL INFORMATION TO THE STATEMENT OF CASH FLOWS

   During  the  2000  year,  Transform Pack  Inc.  issued  30,000
   preferred   shares  to  the  Province  of  New  Brunswick   as
   repayment for $300,000 of outstanding loans.

                                               2001         2000

    Interest paid                       $    42,094    $    38,059
                                         ==========     ==========

14.  COMMITMENTS

   As at May 31, 2001, the Company had commitments under operating leases for premises, maturing at various dates.
   Rent  expense  in  2001  totalled $48,231  (2000  -  $44,064).
   Future minimum lease payments are as follows:

                  2002             $50,004
                  2003             $50,004
                  2004             $41,670

   During the 2000 year, the Company entered into a contract wherein the Company has agreed to pay $25,000 US for four consecutive months for marketing services, if and/or when, the company is successful in completing its second issuance of shares worth $1,000,000 US.


15.  FINANCIAL INSTRUMENTS

   a)   Fair value of financial instruments

     The book values of the financial assets and liabilities of the Company approximate their estimated fair values as at May 31, 2001 and 2000 because of either the short maturity of these instruments or their relationship with floating interest rates.

     The fair value of shareholder advances cannot be determined, as they do not include any terms of repayment.

                TRANSFORM PACK INTERNATIONAL INC.
                  (a development stage company)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED MAY 31, 2001 AND 2000 AND THE PERIOD FROM
    OCTOBER 31, 1994 (DATE OF INCORPORATION) TO MAY 31, 2001

                      (in Canadian dollars)

15.               FINANCIAL INSTRUMENTS (continued)

   b)   Credit risk concentration

     Credit risk concentration exists due to the small number of customers that make up the majority of trade accounts. The balance for one customer accounts for approximately 90% of the Company's accounts receivable (2000 - another customer for approximately 70%).

   c)   Interest rate risk

     The   Company   is  exposed  to  market  risk   related   to
     fluctuations  in  interest  rates  on  long-term  debt.   It
     currently does not hold any financial instruments that might mitigate this risk.


16.  REVENUE FROM MAIN CUSTOMERS

   In  2001,  approximately 64% (2000 -  56%)  of  the  Company's
   total   revenue  is  derived  from  one  customer   (different
   customer in 2000).