Form 10QSB
period 2001-08-31
TRANSFORM PACK INTERNATIONAL INC
filed 2001-10-15
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
August 31, 2001, there were 11,418,957 shares of common stock outstanding.

                           FORM 10-QSB
               TRANSFORM PACK INTERNATIONAL, INC.

                              INDEX

                                                              Page

PART I.   Item 1. Financial Information                        3

          Balance Sheets at August 31, 2001 (Unaudited)        3
            and May 31, 2001

          Statements of Operations for the Three Months Ended  4
            August 31, 2001 and 2000 and for the Period from Date of Inception (October 31, 1994) through
            August 31, 2001 (Unaudited)

          Statements of Cash Flows for the Three Months Ended  6
            August 31, 2001 2000 and for the Period from Date of Inception (October 31, 1994) through
            August 31, 2001 (Unaudited)

          Notes to Financial Statements                       7

          Item 2. Management's Discussion and Analysis or    16
          Plan of Operation
PART II.  Other Information                                  18

Signatures                                                   19

                             PART I.
                  Item 1. Financial Information

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)

                                              August 31      May 31
                                                 2001         2001
        ASSETS
Current
   Cash and cash equivalents                 $        -   $         -
   Accounts reveivable (Note 3)                 372,237       269,031
   Inventory                                    138,148       149,950
   Prepaid Expense                                3,281         2,336
                                                -------       -------
                                                513,666       421,317
Capital assets (Note 4)                         437,240       458,444
Investment in affiliate (Note 5)                  2,000         2,000
                                                -------       -------
                                             $  952,907   $   881,761
                                                =======       =======
     LIABILITIES
Current
   Bank indebtedness (Note 6)                $  410,709   $   406,328
   Accounts payable (Note 7)                    560,375       551,744
   Current portion of long-term
    debt (Note 8)                                93,298        87,787
   Current portion of redeemable
    preferred shares (Note 9)                   120,000        60,000
                                              ---------     ---------

                                              1,184,383     1,105,859
Long-term debt (Note 8)                         377,433       398,964
Non-controlling interest in                     446,250       506,250
preferred equity of a
  subsidiary (Note 9)
Due to shareholders (Note 10)                   127,077       139,077
                                             ----------     ---------
                                              2,135,143     2,150,150
                                             ==========     =========
    SHAREHOLDERS'
      DEFICIENCY

Share capital and warrants
 (Note 11)                                    1,523,312     1,523,312
Deficit accumulated during the
 development stage                           (2,705,549)   (2,791,701)
                                              ---------     ---------

                                             (1,182,236)   (1,268,389)
                                              ---------     ---------
                                           $    952,907   $   881,761
                                             ==========     =========
The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 AND THE PERIOD FROM
OCTOBER 31, 1994 (DATE OF INCORPORATION) TO AUGUST, 2001

                        (in Canadian Dollars)

                                                                           Period From
                                                                            October 31
                                            Three months   Three months   1994 (Date of
                                                Ended         Ended       Incorporation)
                                              August 31     August 31      to August 31
                                                 2001          2000            2001

Revenue                                       $ 767,408    $    15,962    $ 2,053,256
                                                -------        -------      ---------
Cost of sales                                   396,467         28,586      1,143,211
Selling, general and administrative expenses    272,685        155,524      2,911,682
Research and development expense                    387         40,610        774,366
Other income                                       (600)             -       (267,403)
                                                -------        -------      ---------
                                                668,939        224,720      4,561,856
                                                -------        -------      ---------
Earnings (loss) before interest expense          98,469       (208,758)    (2,508,600)
Interest expense - long-term                      1,778          3,869         70,314
                 - other                         10,540          1,579        126,636
                                                 ------        -------      ---------
Net earnings(loss) before income tax         $   86,152   $   (214,206)  $ (2,705,549)


Income tax expense                                    -              -              -

Net earnings(loss)                               86,152       (214,206)    (2,705,549)
                                                 ------        -------      ---------

Basic and diluted net earnings (loss)
  per share                                  $0.01        $(0.02)

Weighted average number of  common shares
  outstanding                                11,418,957    10,910,957

The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)

                                                                            Period from Oct.
                                                Three months  Three months   31/94 (date of
                                                     Ended        Ended    Incorporation to
                                                   August 31    August 31     August 31
                                                     2001          2000          2001
Net inflow (outflow) of cash and cash
equivalents related to the following activities:

Operating
Net Income (Loss)                                 $   86,152   $ (214,206)   $(2,705,549)
   Items not affecting cash
       Amortization                                   21,884       20,993        423,776
       Fair value of stock options
        granted to non-employees                           -            -         24,349
       Fair value of stock options
        granted to employee                                -            -         75,500

   Changes in non-cash working
   capital items
       Accounts receivable                          (103,206)      13,142       (372,236)
       Inventory                                      11,802       (1,079)      (138,148)
       Prepaid expenses                                 (945)       1,741         (3,281)
       Accounts payable                                8,633       11,661        553,162
                                                      ------      -------      ---------
                                                      24,320     (167,748)    (2,142,427)
                                                      ------      -------      ---------
Financing
   Proceeds on long-term debt                              -            -      1,082,317
   Repayment of long-term debt                       (16,020)     (28,787)      (311,583)
   Due to related parties                            (12,000)           -        281,308
   Proceeds from (repayment of) bank indebtedness      4,381       31,806        410,709
                                                      ------       ------      ---------
                                                     (23,639)       3,019      1,462,751

Investing
   Proceeds from issuance of capital stock                 -            -      1,542,700
   Acquisition of capital assets, net of
     government assistance relieved                     (681)      (6,204)      (868,024)
   Proceeds on disposal of capital assets                  -            -          5,000
                                                      ------     --------        -------
                                                        (681)      (6,204)       679,676
                                                      ------     --------        -------
Net outflow of cash and cash equivalents                  (0)    (170,933)            (0)
Cash and cash equivalents, beginning of period             -      170,933              -
                                                      ------     --------        -------
Cash and cash equivalents, end of period         $         -    $      (0)   $         -
                                                      ======     ========       ========

The accompanying notes are an integral part of this financial statement.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)



1.   BASIS OF PRESENTATION

   Transform Pack International Inc.(formerly Cybernetics Inc.) (the "Company") is incorporated under the laws of the State of Minnesota, and was until January 2000, a non-operating shell company. On January 28, 2000, the Company and its shareholders entered into an exchange agreement with the shareholders of Transform Pack Inc., whereby the shareholders of Transform Pack Inc. acquired control of the Company by way of a reverse acquisition. The acquisition was effected by the issue of 7,000,000 shares of the Company in exchange for 100% of the outstanding common shares of Transform Pack Inc. Transform Pack Inc. is a development stage company incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products. The Company remains in the development stage as it is actively developing the market for its product.

   The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended May 31, 2001, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2001 and August 31, 2001, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

    Management's Plans

   As shown in the consolidated financial statements, the Company has a negative working capital position, and a net shareholders' deficiency in assets. Since its inception, the Company has devoted substantially all of its efforts to developing the products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependent on achieving a level of sales adequate to support the Company's cost structure.

   The Company intends to continue to increase sales through market penetration strategies designed to introduce the products to numerous North American and European customers.
   The Company is currently working on obtaining additional funding which will satisfy its working capital needs and allow the Company to increase its production.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)


    Interim Financial Statements

   These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended August 31, 2001 are not necessarily indicative of the results of operations for the entire year.


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

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)


2. ACCOUNTING POLICIES (continued)

        and   disclosure  of  contingent  liabilities  in   these
        financial statements. Actual results could differ from those estimates.

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

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)


2.   ACCOUNTING POLICIES (continued)

   i)Basic and Diluted Net Loss per Share

        Basic  net loss per common share is based on the weighted
        average  number of common shares outstanding during  each
        period.   Diluted  net  loss  per  share  has  not   been
        presented as it would be anti-dilutive.

      Loss per share

        The  following  table  sets  forth  the  computation   of
        earnings per share:

                                      Quarter Ended   Quarter Ended
                                          August 31,      August 31,
                                               2001            2000

        Numerator:

        Net Profit (Loss)                $     86,152   $    (214,206)

        Denominator:

        Weighted average number of shares
          outstanding during the period   11,418,957       10,910,957



        Earnings (loss) per share       $       0.01   $       (0.02)


   k)  Revenue Recognition

        Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)


3. ACCOUNTS RECEIVABLE
                                     August 31       May 31
                                         2001         2001

   Accounts receivable - trade       $   328,321  $   270,751
   Allowance for doubtful accounts        (9,654)      (9,653)
   Sales tax receivable                   53,570        7,933
                                         -------    ---------
                                     $   372,237  $   269,031
                                         =======    =========

4.   CAPITAL ASSETS
                                 Net Book Value
                                          Accumulated  August 31    May 31
                                  Cost   Amortization    2001       2001

Machinery and equipment         $720,008   $320,318   $399,690   $417,678
Leasehold improvements            51,802     44,946      6,856      9,300
Office  furniture and equipment   63,172     44,116     19,056     19,343
Lab equipment                     23,718     15,262      8,456      8,902
Patents                           60,414     32,106     28,308     29,818
                                 -------    -------    -------    -------
                                 919,114    456,748    462,366    485,041
   Government assistance         (64,972)   (39,846)   (25,126)   (26,597)
                                 -------    -------    -------    -------
                                $854,142   $416,902   $437,240   $458,444
                                 =======    =======    =======    =======


5.   INVESTMENT IN AFFILIATE

   Transform Pack Inc. owns 10,000 shares of Transform Pack  GmbH
   Europe  which  represents a 2% ownership of the  total  common
   shares  issued.   This investment has been  accounted  for  at
   cost.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)

6. BANK INDEBTEDNESS

   Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (5.75% at August 31, 2001) plus 1 1/8%, which is guaranteed by certain shareholders of
   the  Company.   At August 31, 2001, the full  amount  of  this
   line  of  credit had been drawn plus an additional $29,382  of interest is outstanding. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (5.75% at August 31, 2001) plus 1 1/2% and prime
   plus   2%,  secured  by  general  assignment  of  book  debts,
   inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At August 31, 2001, $75,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE

                                       August 31      May 31
                                          2001         2001

   Accounts payable - trade          $   500,802  $   453,240
   Payroll deductions payable             24,479       29,277
   Accrued liabilities                    35,094       54,227
   Employee loan payable                       -       15,000
                                         -------      -------
                                     $   560,375  $   551,744
                                         =======      =======

8. LONG-TERM DEBT
                                                     August 31   May 31
                                                        2001      2001


   Bank loan, repayable in monthly principal payments
   of $1,667 plus interest at prime (5.75% at August 31,
   2001) plus 1.75%, through the Small Business Loan
   Act, secured by a chattel mortgage on specific
   machinery and equipment.                             85,000    90,000

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31, 2001

                      (in Canadian dollars)

                           (Unaudited)



8. LONG-TERM DEBT (continued)
                                                   August 31     May 31
                                                      2001        2001

   ACOA loan, repayable in 9 consecutive monthly
   installments of $5,361, 71 consecutive monthly
   installments of 5,510, followed by one final
   installment of $5,541 commencing June 1, 2000
   non-interest bearing.                           $ 385,731   $ 396,751
                                                     -------     -------
                                                     470,731     486,751
   Less:  Current portion                             93,298      87,787
                                                     -------     -------
                                                   $ 377,433   $ 398,964
                                                     =======     =======


9.   REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

   Authorized:
        Class A preferred shares, $10 par value, non-voting, non-
        cumulative   10%  dividend  rate,  redeemable   at   par,
        unlimited number
                                         August 31       May 31
                                              2001         2001

   Issued:
       56,625 Class A preferred shares  $   566,250  $   566,250
       Current portion                     (120,000)     (60,000)
                                            -------      -------
                                        $   446,250  $   506,250
                                            =======      =======

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         August 31,2001

                      (in Canadian dollars)

                           (Unaudited)



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

   The Company did not make its first redemption and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the first redemption of preferred shares to August 31, 2001 and the ultimate redemption to August 31, 2003.

   On  January 28, 2000, after the transaction described in  Note
   1, Transform Pack Inc. became a subsidiary of the Company and, as a result, its preferred equity is presented as non-controlling interest in a subsidiary.


10.  DUE TO SHAREHOLDERS

   The amount due to shareholders is interest-free with no fixed terms of repayment.


11.  REVENUE FROM MAIN CUSTOMERS

   For  the three months ended August 31, 2001, approximately 75%
   (2000 - 56%) of the Company's total revenue is derived from one customer (different customer in 2000).

Item 2. Management's Discussion and Analysis or Plan Of Operation

Transform Pack International, Inc. (the "Company" or "Transform Pack") have developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product. All dollar figures in the following discussion are in Canadian dollars.

Results of Operations

Three Months Ended August 31, 2001 and August 31, 2000

Transform Pack had net sales of $767,408 and $15,962 for the three months ended August 31, 2001 and August 31, 2000, respectively; which represents a significant increase from 2000. This increase is mainly due to sales made to customers, which had only begun ordering our product in the fourth quarter of the previous year. For the three months ended August 31, 2001, approximately 75% of the Company's total revenue is derived from one customer as compared to 56% for the three months ended August 31, 2000 (a different customer).

Cost of sales for the three-months ended August 31, 2001 and August 31, 2000 were $396,467 and $28,586 respectively. Such costs, as a percentage of net sales for the three months ended August 31, 2001 and August 31, 2000, were 52% and 179% respectively. This percentage decrease is directly attributed, in part, to the increase in sales.

Selling, general and administrative expenses for the three-month period ended August 31, 2001 and August 31, 2000 were $272,685 and $155,524 respectively, an increase of 75%. The increase in operating expenses for the three months ended August 31, 2001 is attributable to the increase of $25,000 in freight charges due to increased activity, $20,000 increase in legal fees, $13,000 increase in head office wages, $14,000 increase in marketing expenses for the Canadian and United Kingdom market development.

Interest expense for the three months ended August 31, 2001 and August 31, 2000 were $12,318 and $5,448, respectively.

Due to the foregoing, Transform Pack generated net earnings of $86,152 and a net loss of $214,206 for the three months ended August 31, 2001 and August 31, 2000, respectively. The increase in net earnings is attributable to an increase in sales due to our marketing efforts.

Liquidity and Capital Resources

At August 31, 2001, Transform Pack had a working capital deficit of $589,186 as compared to a working capital deficit of $684,542 at May 31, 2001.

Cash inflow from operations for the three-month period ended August 31, 2001 totaled $24,320 compared to cash outflow of $167,748 in the three-month period ended August 31, 2000. Cash inflow consisted of a decrease of $11,802 in inventory, an $8,633 increase in payables, which was offset by an increase of $103,206 in receivables.

Cash used for our financing activities was $23,639 for the three-month period ended August 31, 2001, compared to a cash inflow of $3,019 for the three-month period ended August 31, 2000. The majority of the cash used consisted of a repayment of a short-term loan from Hans Meier, one of our directors, in the amount of $12,000.

Capital expenditures for the three months ended August 31, 2001 were $681 compared to $6,204 for the three months ended August
31, 2000.

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

However, we are in constant negotiations with potential customers to add to our current client base. We feel that in the next quarter, we will be adding additional industrial customers to our current list of clients, which would result in additional revenues.

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

                   PART II.  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

In fiscal year 2000 the Province of New Brunswick converted $300,000 of debt to 30,000 Class A preferred shares of our subsidiary, which we are obligated to redeem at the rate of 20% or $60,000 per year beginning August 31, 2000. Transform Pack did not make its first redemption payment. In March 2001, New Brunswick agreed to extend the due date for the first redemption payment to August 31, 2001. This payment was not made and Transform Pack is seeking a further extension.

Item 4. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSFORM PACK INTERNATIONAL, INC.


Date:  October 11, 2001        By: /s/ Hans Meier, President