Form 10QSB
period 2001-11-30
TRANSFORM PACK INTERNATIONAL INC
filed 2002-01-14
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
November 30, 2001, there were 11,418,957 shares of common stock outstanding.

                           FORM 10-QSB
               TRANSFORM PACK INTERNATIONAL, INC.

                              INDEX

                                                               Page

PART I.   Item 1. Financial Information                          3

          Balance Sheets at November 30, 2001                    3
          (Unaudited)and May 31, 2001

          Statements of Operations for the Three                 4
          Months And Six Months Ended November 30, 2001 and 2000 (Unaudited)

          Statements of Cash Flows for the Six                   5
          Months Ended November 30, 2001 and 2000 (Unaudited)

          Notes to Financial Statements                          6

          Item 2. Management's Discussion and                    14
          Analysis or Plan of Operation

PART II.  Other Information                                      15

          Item 3. Defaults Upon Senior Securities                15

          Item 4. Submission of matters to Vote of               16
          Security Holders

          Item 6. Exhibits and Reports on Form 8-K               16

Signatures                                                       16

                             PART I.
                  Item 1. Financial Information

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)

                                    November 30       May 31
                                        2001         2001


ASSETS
Current
  Cash and cash equivalents       $          -    $          -
  Accounts receivable (Note 3)          89,611         269,031
  Inventory                             89,826         149,950
  Prepaid Expense                        8,958           2,336
                                        ------         -------
                                       188,395         421,317
Capital assets (Note 4)                424,628         458,444
Investment in affiliate (Note 5)         2,000           2,000
                                       -------        --------
                                  $    615,023    $    881,761
                                       =======         =======
LIABILITIES
Current
  Bank indebtedness (Note 6)      $    389,632    $    406,328
  Accounts payable (Note 7)            337,698         551,744
  Current portion of long-term
    debt (Note 8)                       86,124          87,787
  Current portion of redeemable
    preferred shares (Note 9)          120,000          60,000
                                       -------        --------
                                       933,454       1,105,859
Long-term debt (Note 8)                361,410         398,964
Non-controlling interest in
  preferred equity of a
  subsidiary (Note 9)                  446,250         506,250
Due to shareholders (Note 10)          127,077         139,077
                                     ---------       ---------
                                     1,868,191       2,150,150
                                     ---------       ---------
SHAREHOLDERS' DEFICIENCY

Share capital and warrants (Note 11) 1,523,312       1,523,312
Deficit                             (2,776,480)     (2,791,701)
                                     ---------       ---------

                                    (1,253,168)     (1,268,389)
                                     ---------       ---------
                                  $    615,023    $    881,761
                                    ==========       =========
The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(in Canadian Dollars)
(Unaudited)


                                Three months   Three months     Six months    Six months
                                   Ended          Ended           Ended         Ended
                                 November 30    November 30     November 30   November 30
                                   2001            2000            2001          2000
Revenue                        $     364,945   $    62,867    $  1,132,353    $   78,829
                                     -------        ------       ---------        ------
Cost of sales                        192,265        48,066         588,732        76,654
Selling, general and
  adminstrative expenses             226,605       332,013         499,290       487,537
Research and development
  expense                              6,205        21,050           6,592        61,660
Other income                            (900)            -          (1,500)
                                     -------       -------       ---------      --------
                                     424,175       401,129       1,093,114       625,851
                                     -------       -------       ---------      --------
Earnings(loss) before interest
  expense                            (59,230      (338,262)         39,239      (547,022)
Interest expense- long-term            1,336         2,499           5,460         6,368
                - other               10,364         2,251          18,556         3,830
                                      ------       -------         -------      --------
Net earnings(loss) before
  income tax                   $     (70,930)  $  (343,012)   $     15,222    $ (557,220)

Income tax expense                         -             -              -              -
                                      ------       -------         ------        -------
Net earnings(loss)                   (70,930)     (343,012)        15,222       (557,220)
                                     -------       -------         ------        -------
Basic and diluted net
earnings(loss) per share        $      (0.01)  $     (0.03)   $      0.00    $     (0.05)

Weighted average number of
common shares outstanding         11,418,957    10,910,957     11,418,957     10,910,957

The accompanying notes are an integral part of this financial statement.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH
FLOWS SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
(in Canadian dollars)
  (Unaudited)

                                            Six months     Six months
                                              Ended          Ended
                                           November 30     November 30
                                              2001           2000

Net inflow (outflow) of cash
 and cash equivalents related to
 the following activities:

Operating
  Net Income (Loss)                           15,222        (557,219)
  Items not affecting cash
    Amortization                              43,825          42,067
    Fair value of stock
      options granted to
      non-employees                                -               -
    Fair value of stock
      options granted to employee                  -               -

    Changes in non-cash working
      capital items
       Accounts receivable                   179,420           5,362
       Inventory                              60,124         (42,662)
       Prepaid expenses                       (6,622)        154,230
       Accounts payable                     (214,046)         54,718
                                            --------         -------
                                              77,923         171,648
                                            --------         -------
Financing
       Proceeds on long-term debt                  -           5,362
       Repayment of long-term debt           (39,217)        (42,662)
       Due to related parties                (12,000)        154,230
       Proceeds from (repayment of)
        bank indebtedness                    (16,696)         54,718
                                             --------        -------
                                             (67,913)        171,648

Investing
      Proceeds from issuance of
       capital stock                               -               -
      Acquisition of capital assets, net
       of government assistance relieved     (10,010)        (15,628)
      Proceeds on disposal of capital
       assets                                      -               -
                                             --------        --------
                                             (10,010)        (15,628)

Net outflow of cash and cash equivalents          (0)       (170,933)
Cash and cash equivalents, beginning
  of period                                        -         170,933

Cash and cash equivalents, end of period  $       (0)   $          -
                                          ==========    ============

The accompanying notes are an integral part of this financial statement.

                TRANSFORM PACK INTERNATIONAL INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)


1.   BASIS OF PRESENTATION

   Transform Pack International Inc.(formerly Cybernetics Inc.) (the "Company") is incorporated under the laws of the State of Minnesota, and was until January 2000, a non-operating shell company. On January 28, 2000, the Company and its shareholders entered into an exchange agreement with the shareholders of Transform Pack Inc., whereby the shareholders of Transform Pack Inc. acquired control of the Company by way of a reverse acquisition. The acquisition was effected by the issue of 7,000,000 shares of the Company in exchange for 100% of the outstanding common shares of Transform Pack Inc. Transform Pack Inc. is incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products.

   The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended May 31, 2001, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2001 and November 30, 2001, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)


    Interim Financial Statements

   These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended November 30, 2001 are not necessarily indicative of the results of operations for the entire year.


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

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

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

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)


2.   ACCOUNTING POLICIES (continued)

   i)  Basic and Diluted Net Loss per Share

        Basic  net loss per common share is based on the weighted
        average  number of common shares outstanding during  each
        period.   Diluted  net  loss  per  share  has  not   been
        presented as it would be anti-dilutive.

       Loss per share

        The  following  table  sets  forth  the  computation   of
        earnings per share:

                            Quarter       Quarter    Six Months    Six Months
                             Ended         Ended        Ended         Ended
                          November 30,  November 30,  November 30,  November 30,
                             2001          2000          2001          2000
  Numerator:
    Net Profit Loss     $   (70,930)  $  (343,012)  $    15,222   $  (557,220)

  Denominator:
    Weighted average
     number of shares
     outstanding during
     the period          11,418,957    10,910,957    11,418,957    10,910,957

    Earnings (loss)
     per share          $     (0.01)  $     (0.03)  $      0.00   $     (0.05)

   j)  Revenue Recognition

        Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)


3. ACCOUNTS RECEIVABLE
                                        November 30       May 31
                                               2001         2001

   Accounts receivable - trade        $     37,920  $     270,751
   Allowance for doubtful accounts             (0)         (9,653)
   Sales tax receivable                     51,691          7,933
                                          --------      ---------
                                      $     89,611  $     269,031
                                          ========      =========

4.   CAPITAL ASSETS

                                                              Net Book Value
                                               Accumulated  November 30   May 31
                                      Cost    Amortization     2001        2001
   Machinery  and  equipment        $ 729,337   $ 338,365   $ 390,972   $ 417,678
   Leasehold improvements              51,802      47,391       4,411       9,300
   Office  furniture and equipment     63,172      45,083      18,089      19,343
   Lab equipment                       23,718      15,707       8,011       8,902
   Patents                             60,414      33,617      26,797      29,818
                                      -------     -------     -------     -------
                                      928,443     480,163     448,280     485,041
   Government assistance              (64,972)    (41,320)    (23,652)    (26,597)
                                      -------     -------     -------     -------
                                    $ 863,471   $ 438,843   $ 424,628   $ 458,444
                                      =======     =======     =======     =======


5.   INVESTMENT IN AFFILIATE

   Transform Pack Inc. owns 10,000 shares of Transform Pack  GmbH
   Europe  which  represents a 2% ownership of the  total  common
   shares  issued.   This investment has been  accounted  for  at
   cost.

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)

6.   BANK INDEBTEDNESS

   Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (4.00% at November 30,
   2001)   plus   1   1/8%,  which  is  guaranteed   by   certain
   shareholders of the Company. At November 30, 2001, the full amount of this line of credit had been drawn plus an
   additional  $34,532 of interest is outstanding.   The  company
   also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (4.00% at November 30, 2001) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the
   Province  of  New  Brunswick in the amount  of  $132,000.   At
   November   30,  2001,  $50,000  had  been  drawn  under   this
   facility.


7.   ACCOUNTS PAYABLE
                                     November 30    May 31
                                         2001        2001

   Accounts payable - trade          $  302,911   $ 453,240
   Payroll deductions payable             9,716      29,277
   Accrued liabilities                   25,071      54,227
   Employee loan payable                      -      15,000
                                        -------     -------
                                     $  337,698   $ 551,744
                                        =======     =======

8. LONG-TERM DEBT
                                            November 30       May 31
                                               2001             2001


   Bank loan, repayable in monthly principal
   payments of $1,667 plus interest at prime
   (4.00% at November 30, 2001) plus 1.75%,
   through the Small Business Loan Act,
   secured by a chattel mortgage on specific
   machinery and equipment.                      78,333       90,000

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

                      (in Canadian dollars)

                           (Unaudited)


8. LONG-TERM DEBT (continued)
                                            November 30       May 31
                                               2001            2001

   ACOA loan, repayable in 9 consecutive
   monthly installments of $5,361, 71
   consecutive monthly installments of
   5,510, followed by one final installment
   of $5,541 commencing June 1, 2000
   non-interest bearing.                    $  369,201   $  396,751
                                              --------     --------
                                               447,534      486,751
   Less:  Current portion                       86,124       87,787
                                               -------      -------
                                            $  361,410   $  398,964
                                               =======      =======

9.   REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

   Authorized:
        Class A preferred shares, $10 par value, non-voting, non-
        cumulative   10%  dividend  rate,  redeemable   at   par,
        unlimited number
                                       November 30     May 31
                                           2001         2001

   Issued:
       56,625 Class A preferred shares  $ 566,250  $  566,250
       Current portion                   (120,000)    (60,000)

                                        $ 446,250  $  506,250

                TRANSFORM PACK INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        November 30,2001

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


11.  REVENUE FROM MAIN CUSTOMERS

   For  the six months ended November 30, 2001, approximately 75%
   (2000 - 56%) of the Company's total revenue is derived from one customer (different customer in 2000).

Item 2. Management's Discussion and Analysis or Plan Of Operation

Transform Pack International, Inc. (the "Company" or "Transform Pack") has developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product. All dollar figures in the following discussion are in Canadian dollars.

Results of Operations

Three and Six Months Ended November 30, 2001 and November 30,
2000

Transform Pack had net sales of $364,945and $62,867 for the three months ended November 30, 2001 and November 30, 2000, respectively; which represents a significant increase from 2000. For the six months ended November 30, 2001 and November 30, 2000, the company had net sales of $1,132,353 and $78,829 respectively. This increase is mainly due to continued sales made to customers, which had only begun ordering our product in the fourth quarter of the previous year. For the six months ended November 30, 2001, approximately 75% of the Company's total revenue is derived from one customer as compared to 56% for the six months ended November 30, 2000 (a different customer).

Cost of sales for the three-months ended November 30, 2001 and November 30, 2000 were $192,265 and $48,066 respectively. For the six months ended November 30, 2001 and November 30, 2000, cost of sales were $588,732 and $76,654 respectively. Such costs, as a percentage of net sales for the six months ended November 30, 2001 and November 30, 2000, were 52% and 97% respectively. This percentage decrease is directly attributed, in part, to the increase in sales and increased efficiency of production activities.

Selling, general and administrative expenses for the three-month period ended November 30, 2001 and November 30, 2000 were $226,605 and $332,013 respectively, a decrease of 31%. For the six months ended November 30, 2001 and November 30, 2000, selling, general and administration expenses were $499,290 and $487,537 respectively, an increase of 2%. The increase in operating expenses for the six months ended November 30, 2001 is attributable to the hiring of a financial communications firm during the month of November 2001, costing $5,000 and an increase of $5,100 in head office wages.

Interest expense for the three months ended November 30, 2001 and November 30, 2000 were $11,700 and $4,750, respectively. For the six months ended November 30, 2001 and November 30, 2000, interest expense were $24,016 and $10,198 respectively.

Due to the foregoing, Transform Pack generated net losses of $70,930 and $343,012 for the three months ended November 30, 2001
and November 30, 2000, respectively.   For the six months ended
November 30, 2001 and November 30, 2000, the company generated net earnings of $15,222 and net losses of $557,220 respectively. The increase in net earnings is attributable to an increase in sales due to our marketing efforts.

Liquidity and Capital Resources

At November 30, 2001, Transform Pack had a working capital deficit of $745,059 as compared to a working capital deficit of $684,542 at May 31, 2001.

Cash inflow from operations for the three-month period ended November 30, 2001 totaled $53,603 compared to cash outflow of $159,205 in the three-month period ended November 30, 2000. Cash inflow consisted of a decrease of $48,322 in inventory, a $222,679 decrease in payables, a $282,626 decrease in receivables and a $5,677 increase in prepaid expenses.

Cash used for our financing activities was $44,274 for the three-month period ended November 30, 2001, compared to a cash inflow of $168,629 for the three-month period ended November 30, 2000. Cash used for financing activities consisted of $23,197 for long-term debt repayment and $21,077 was used to reduce the company's bank indebtedness.

Capital expenditures for the three months ended November 30, 2001 were $9,329 compared to $9,424 for the three months ended
November 30, 2000.

The Company is in need of additional financing in order to pay outstanding obligations, finance current operations and expand operations over the next year. We have identified some sources of possible funding, which we are currently evaluating. Furthermore, we are in constant negotiations with potential customers to add to our current client base. We feel that in the next quarter, we will be adding additional industrial and retail customers to our current list of clients, which would result in additional revenues. Also, the Company has worked hard at optimizing its production capacity by increasing the efficiency of current equipment. These activities should provide significant cost savings for the company for many years to come.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of stockholders held on October 30, 2001, the stockholders elected Hans Meier, Daniel Sham, Bruce Weitz, J. Frank McCormac, Robert Talbot, and J. Serge Vezina as directors of the Company to serve for a term of one year. The stockholders also ratified at the Annual Meeting the appointment of Deloitte & Touche LLP as independent auditors of the Company for 2002.

The number of vote's cast on the foregoing items is as follows:

                              For       Against     Abstain
Election of Directors

     Hans Meier            6,875,200      -0-         -0-
     Daniel Sham           6,875,200      -0-         -0-

     Bruce Weitz           6,875,200      -0-         -0-

     J. Frank McCormac     6,875,200      -0-         -0-

     Robert Talbot         6,875,200      -0-         -0-

     J. Serge Vezina       6,875,200      -0-         -0-

Appointment of Deloitte &  6,875,200      -0-         -0-
Touche LLP

Item 6. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRANSFORM PACK INTERNATIONAL, INC.

Date:  January 11, 2002      By: /s/ Hans Meier, President