Form 10QSB
period 2002-02-28
TRANSFORM PACK INTERNATIONAL INC
filed 2002-04-12
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2002, there were 11,418,957 shares of common stock outstanding.

                                   FORM 10-QSB
                       TRANSFORM PACK INTERNATIONAL, INC.

                                      INDEX

                                                                 Page

PART I.       Item 1. Financial Information                      3

              Balance Sheets at February 28, 2002 (Unaudited)    3
                and May 31, 2001

              Statements of Operations for the Three Months      4
                And Nine Months Ended February 28, 2002 and 2001
                (Unaudited)

              Statements of Cash Flows for the Nine Months Ended 5
                February 28, 2002 and 2001 (Unaudited)

              Notes to Financial Statements                      6

              Item 2. Management's Discussion and Analysis or    14
                Plan of Operation

PART II.      Other Information                                  15

              Item 3. Defaults Upon Senior Securities            15

              Item 6. Exhibits and Reports on Form 8-K           15

Signatures                                                       16

                                     PART I.
                          Item 1. Financial Information

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)
                                                          As at         As at
                                                    February 28        May 31
                                                           2002          2001
------------------------------------------------------------------------------

                                   ASSETS
Current

  Cash and cash equivalents                        $          -  $          -

  Accounts receivable (Note 3)                           84,203       269,031
  Inventory                                              83,270       149,950
  Prepaid Expense                                         4,565         2,336
                                                   ------------- -------------

                                                        172,038       421,317
Capital assets (Note 4)                                 402,571       458,444
Investment in affiliate (Note 5)                          2,000         2,000
                                                   ------------- -------------
                                                   $    576,609  $    881,761
                                                   ============= =============

                                 LIABILITIES
Current
  Bank indebtedness (Note 6)                       $    424,411  $    406,328
  Accounts payable (Note 7)                             426,291       551,744
  Current portion of long-term debt (Note8)              86,124        87,787
  Current portion of redeemable preferred shares
   (Note 9)                                             120,000        60,000
                                                   ------------- -------------

                                                      1,056,826     1,105,859
Long-term debt (Note 8)                                 352,566       398,964
Non-controlling interest in preferred
 equity of a subsidiary (Note 9)                        446,250       506,250
Due to shareholders (Note 10)                           127,077       139,077
                                                   ------------- -------------
                                                      1,982,719     2,150,150
                                                   ------------- -------------

                          SHAREHOLDERS' DEFICIENCY


Share capital and warrants (Note 11)                  1,523,312     1,523,312

Deficit                                              (2,929,422)   (2,791,701)
                                                   ------------- -------------

                                                     (1,406,110)   (1,268,389)
                                                   ------------- -------------
                                                   $    576,609       881,761
                                                   ============= =============

See accompanying notes to financial statements.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Months Ended February 28, 2002 and 2001
(in Canadian dollars)
(Unaudited)

                                        Three months  Three months    Nine months  Nine months
                                               Ended         Ended          Ended        Ended
                                         February 28   February 28    February 28  February 28
                                                2002          2001           2002         2001
----------------------------------------------------------------------------------------------

Revenue                                 $    40,666   $    93,852    $ 1,173,019   $  172,682
                                        ------------  ------------   ------------  -----------

Cost of sales                                37,388        41,727        626,923      118,381
Selling, general and administrative
  expenses                                  150,931       172,558        649,418      660,095
Research and development expense                165        12,312          6,757       73,972
Other income                                 (1,700)      (24,090)        (3,200)     (24,090)
                                       -------------  ------------   ------------  -----------

                                            186,784       202,507      1,279,899      828,358
                                       -------------  ------------   ------------  -----------
Earnings(loss) before interest
  expense                                  (146,118)     (108,655)#     (106,880)    (655,676)
Interest expense - long-term                    833         2,827          4,740        9,195
                 - other                      5,991        14,847         26,101       18,677
                                       -------------  ------------   ------------  -----------

Net earnings(loss) before income tax   $   (152,942)  $  (126,329)   $  (137,721)  $ (683,548)
                                       -------------  ------------   ------------  -----------

Income tax expense                                -             -              -            -

Net earnings(loss)                         (152,942)     (126,329)      (137,721)    (683,548)
                                       -------------  ------------   ------------  -----------

Basic and diluted net earnings(loss)
  per share                            $      (0.01)  $     (0.01)   $     (0.01)  $    (0.06)
                                       =============  ============   ============  ===========

Weighted average number of common
  shares outstanding                   $ 11,418,957   $10,910,957    $11,418,957   $10,910,957
                                       =============  ============   ============  ===========

See accompanying notes to financial statements.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended February 28, 2002 and 2001
(in Canadian dollars)
(Unaudited)
                                                     Nine months   Nine months
                                                           Ended         Ended
                                                     February 28   February 28
                                                            2002          2001
--------------------------------------------------------------------------------

Net inflow (outflow) of cash and cash
equivalents related to the following activities:

Operating
  Net Income (Loss)                                    (137,721)     (683,548)
  Items not affecting cash
    Amortization                                         65,882        63,305
    Fair value of stock options granted to
      non-employees                                           -             -
    Fair value of stock options granted to
      employee                                                -             -

  Changes in non-cash working capital items
    Accounts receivable                                 184,828        87,859
    Inventory                                            66,680      (136,739)
    Prepaid expenses                                     (2,229)        2,729
    Accounts payable                                   (125,453)      207,705
                                                    -------------  -------------
                                                         51,988      (458,689)
                                                    -------------  -------------
Financing
  Proceeds on long-term debt                                  -         5,362
  Repayment of long-term debt                           (48,061)      (67,260)
  Due to related parties                                (12,000)      307,966
  Proceeds from (repayment of)bank
    indebtedness                                         18,083        57,316
                                                    ------------  --------------
                                                        (41,978)      303,384
                                                    ------------  --------------
Investing
  Proceeds from issuance of capital stock                     -             -
  Acquisition of capital assets, net of
    government assistance relieved                      (10,009)      (15,628)
  Proceeds on disposal of capital assets                      -             -
                                                    ------------  --------------
                                                        (10,009)      (15,628)
                                                    ------------  --------------

Net outflow of cash and cash equivalents                      -      (170,933)
Cash and cash equivalents, beginning of period                -       170,933
                                                    ------------  --------------
Cash and cash equivalents, end of period            $         -   $         -
                                                    ============  ==============

See accompanying notes to financial statements.

                        TRANSFORM PACK INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

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

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended February 28, 2002, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2001 and February 28, 2002, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

                              (in Canadian dollars)

                                   (Unaudited)




     Interim Financial Statements

     These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended February 28, 2002 are not necessarily indicative of the results of operations for the entire year.


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

     d)   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

                              (in Canadian dollars)

                                   (Unaudited)



2.   ACCOUNTING POLICIES (continued)

          amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities in these financial statements. Actual results could differ from those estimates.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

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

          Loss per share

          The following table sets forth the computation of earnings per share:

                                            Quarter       Quarter       Nine Months   Nine Months
                                            Ended         Ended         Ended         Ended
                                            February 28,  February 28,  February 28,  February 28,
                                            2002          2001          2002          2001
                                            ------------------------------------------------------
          Numerator:

          Net Profit (Loss)                 $  (152,942)  $  (126,329)  $  (137,721)  $  (683,548)

          Denominator:

          Weighted average number of shares
           outstanding during the period     11,418,957    10,910,957    11,418,957    10,910,957



          Earnings (loss) per share         $    (0.01)  $      (0.01)  $     (0.01)  $     (0.06)


     j)   Revenue Recognition

          Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

                              (in Canadian dollars)

                                   (Unaudited)




3.   ACCOUNTS RECEIVABLE
                                                            February     May 31
                                                            28, 2002       2001
                                                           ---------  ---------

     Accounts receivable - trade                           $  83,833  $ 270,751
     Allowance for doubtful accounts                              (0)    (9,653)
     Sales tax receivable                                        370      7,933
                                                           ---------  ---------
                                                           $  84,203  $ 269,031
                                                           =========  =========


4.   CAPITAL ASSETS
                                          Net Book Value
                                              Accumulated   February     May 31
                                       Cost  Amortization   28, 2002       2001
                                       ----  ------------  ---------  ---------

     Machinery and equipment       $729,337  $    356,527  $ 372,810  $ 417,678
     Leasehold improvements          51,802        49,835      1,967      9,300
     Office furniture and equipment  63,172        46,051     17,121     19,343
     Lab equipment                   23,718        16,152      7,566      8,902
     Patents                         60,414        35,127     25,287     29,818
                                   --------  ------------  ---------  ---------

                                    928,443       503,692    424,751    485,041
     Government assistance          (64,972)      (42,792)   (22,180)   (26,597)
                                   --------  ------------  ---------  ---------
                                   $863,471  $    460,900  $ 402,571  $ 458,444
                                   ========  ============  =========  =========


5.   INVESTMENT IN AFFILIATE

     Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

                              (in Canadian dollars)

                                   (Unaudited)



6.   BANK INDEBTEDNESS

     Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (3.75% at February 28, 2002) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At February 28, 2002, the full amount of this line of credit had been drawn plus an additional $38,677 of interest is outstanding. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (3.75% at February 28, 2002) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At February 28, 2002, $75,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE
                                                   February 28         May 31
                                                          2002           2001
                                                          ----           ----

     Accounts payable - trade                    $     368,443  $     453,240
     Payroll deductions payable                         22,993         29,277
     Accrued liabilities                                28,855         54,227
     Employee loan payable                               6,000         15,000
                                                       -------         ------

                                                 $     426,291  $     551,744
                                                  ============   ============


8.   LONG-TERM DEBT
                                                   February 28         May 31
                                                          2002           2001
                                                          ----           ----


     Bank loan, repayable in monthly principal
     payments of $1,667 plus interest at prime
     (3.75% at February 28, 2002) plus 1.75%,
     through the Small Business Loan Act, secured
     by a chattel mortgage on specific machinery
     and equipment.                                     74,999         90,000

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

                              (in Canadian dollars)

                                   (Unaudited)




8.   LONG-TERM DEBT (continued)
                                                   February 28         May 31
                                                          2002           2001
                                                          ----           ----

     ACOA loan, repayable in 9 consecutive monthly
     installments of $5,361, 71 consecutive monthly
     installments of 5,510, followed by one final
     installment of $5,541 commencing June 1, 2000
     non-interest bearing.                       $     363,691  $     396,751
                                                  ------------   ------------

                                                       438,690        486,751
     Less:  Current portion                             86,124         87,787
                                                  ------------   ------------

                                                 $     352,566  $     398,964
                                                  ============   ============




9.    REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

     Authorized:
          Class A preferred shares, $10 par value, non-voting, non-cumulative 10% dividend rate, redeemable at par, unlimited number

                                                   February 28         May 31
                                                          2002           2001
                                                          ----           ----

     Issued:
          56,625 Class A preferred shares        $     566,250  $     566,250
          Current portion                             (120,000)       (60,000)
                                                  ------------   ------------

                                                 $     446,250  $     506,250
                                                  ============   ============

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

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


11.  REVENUE FROM MAIN CUSTOMERS

     For the nine months ended February 28, 2002, approximately 66% (2000 - 56%) of the Company's total revenue is derived from one customer (different customer in 2000).

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

Results of Operations

Three and Nine Months Ended February 28, 2002 and February 28, 2001

     Transform Pack had net sales of $40,666 and $93,852 for the three months ended February 28, 2002 and February 28, 2001, respectively. For the nine months ended February 28, 2002 and February 28, 2001, the company had net sales of $1,173,019 and $172,682 respectively. This increase is mainly due to continued sales made to customers, which had only begun ordering our product in the fourth quarter of the previous year. For the nine months ended February 28, 2002, approximately 66% of the Company's total revenue is derived from one customer as compared to 56% for the nine months ended February 28, 2001 (a different customer).

     Cost of sales for the three-months ended February 28, 2002 and February 28, 2001 were $37,388 and $41,727 respectively. For the nine months ended February 28, 2002 and February 28, 2001, cost of sales were $626,923 and $118,381 respectively. Such costs, as a percentage of net sales for the nine months ended February 28, 2002 and February 28, 2001, were 53% and 69% respectively. This percentage decrease is directly attributed, in part, to the increase in sales and increased efficiency of production activities.

     Selling, general and administrative expenses for the three-month period ended February 28, 2002 and February 28, 2001 were $150,931 and $172,558 respectively, a decrease of 13%. For the nine months ended February 28, 2002 and February 28, 2001, selling, general and administration expenses were $649,418 and $660,095 respectively, a decrease of 2%.

     Interest expense for the three months ended February 28, 2002 and February 28, 2001 were $6,824 and $17,674, respectively. For the nine months ended February 28, 2002 and February 28, 2001, interest expense were $30,841 and $27,872 respectively.

     Due to the foregoing, Transform Pack generated net losses of $152,942 and $126,329 for the three months ended February 28, 2002 and February 28, 2001, respectively. For the nine months ended February 28, 2002 and February 28, 2001, the Company generated net losses of $137,721 and $683,548 respectively.

Liquidity and Capital Resources

     At February 28, 2002, Transform Pack had a working capital deficit of $884,788 as compared to a working capital deficit of $684,542 at May 31, 2001. Cash outflow from operations for the three-month period ended February 28, 2002 totaled $25,935 compared to $131,736 in the three-month period ended February 28, 2001.

     Cash inflow for our financing activities was $25,935 for the three-month period ended February 28, 2002, compared to $131,736 for the three-month period ended February 28, 2001. Cash used for financing activities consisted of $8,844 for long-term debt repayment.

     The company is in need of additional financing in order to pay outstanding obligations, finance current operations and expand operations over the next year. We have identified some sources of funding which we are currently evaluating. Furthermore, we are in constant negotiations with potential customers to add to our current client base. We feel that in the next quarter, we will be adding additional industrial and retail customers to our current list of clients, which would result in additional revenues.

     One of the company's major clients has developed a retail package for our Flavour Transfer System. This retail package is currently being marketed in Canada, UK, USA, France and Belgium. Also, the company has worked hard at optimizing its production capacity by increasing the efficiency of current equipment. These activities should provide significant cost savings for the Company over the next several years.

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


                                    TRANSFORM PACK INTERNATIONAL, INC.


Date:  April 5, 2002                By: /s/ Hans Meier, President