Form 10KSB
period 2002-05-31
TRANSFORM PACK INTERNATIONAL INC
filed 2002-09-10
CIK 1118847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002, or

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

                         Common Stock, Par Value $0.004

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: CDN$1,257,021.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on August 28, 2002, was $3,029,739.

As of May 31, 2002, the Registrant had outstanding 12,118,957 shares of Common Stock, par value $0.004.

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Our Company

         Transform Pack International, Inc., is a company that has developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product.

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

         We spent several years developing our product and began marketing efforts in 1995. In the past year we have moved from relying on others to market our product to developing our own marketing capability. We believe this change is beginning to show results, as revenue increased from CDN $442,917 for the year ended May 31, 2001, to CDN $1,257,021 for the year ended May 31, 2002. Although our revenue has increased, we continue to recognize losses from operations and we expect that will continue until we achieve market acceptance of our product and a much higher sales volume.

         For the years ended May 31, 2002 and 2001 we recognized net losses of CDN $767,341 and CDN $864,432, respectively. At May 31, 2002, Transform Pack had a working capital deficit of CDN $876,343. We are attempting to reduce our operating losses by implementing marketing strategies designed to introduce our seasoning sheet product to potential customers in North America and Europe, which we believe will ultimately be successful. However, these marketing strategies have not yet generated sales in amounts to cover our operating expenses. Operating expenses as a percentage of revenue for the year ended May 31, 2002 was 103%, and was 204% for the year ended May 31, 2001. We generated negative cash flow from operations of CDN $1,241 for the year ended May 31, 2002, and CDN $484,677 for the year ended May 31, 2001. Transform Pack is seeking additional debt or equity financing to fund its operations, but has not identified any sources for such financing and has no arrangements for additional financing at this time. The foregoing factors led our independent auditors to express substantial doubt about the ability of Transform Pack to continue as a going concern.

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

Our Technology

         Transform Pack's method of transferring additives through seasoning sheets is the subject of patents issued in Canada, Canadian patent number 2,135,416 issued February 10, 1998, New Zealand, New Zealand patent number 294802 issued April 20, 2000, Australia, Australian patent number 712248 issued February 17, 2000, China, Chinese patent number 95197105.0 issued June 16, 2001 and Europe, European patent number 0788319 issued April 3, 2002. We filed applications in the United States, Iceland, Brazil, Japan, and Mexico, all of which are pending and we cannot predict when any final action will be taken on these applications. We have not received notice from any of the agencies where we filed applications of any preliminary action that would indicate whether the patents will or will not be issued. We are not aware of any infringing use of our patented technology and we do not believe our patent infringes on the proprietary rights of any other person.

         Transform Pack developed the equipment we use for applying spice mixtures to seasoning sheets internally and we are unaware of any similar equipment being constructed or sold by any other person. During the two fiscal years ended May 31, 2002 and 2001, we spent CDN $7,070 and CDN $85,466, respectively, on developing and perfecting our proprietary equipment. Based on our experience in developing the equipment, we estimate that it would require at least one year and CDN $163,000 for another company to design similar equipment. In addition, there would be the time and expense, which we cannot estimate, to develop a technology that does not conflict with our patent. We believe our proprietary equipment is unique and the time and expense required of someone else to develop equipment that performs the same function gives us a competitive advantage over anyone who would seek to develop a product that competes with us directly.

         We are protected by a process patent in addition to our proprietary rights to the seasoning sheet. In the event we discover an infringing use of our patents, we may be required to incur substantial cost to protect our intellectual property rights. Even if we prosecute our intellectual property claims, there is no assurance that a court will ultimately determine that our intellectual property is patentable and protected under applicable statutes.

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

         Building recognition and acceptance of our product is critical to the future success of Transform Pack. Our failure to promote our product successfully may result in stunted growth and loss of customers. Accordingly, we have established a very crucial marketing plan and policy that will enable us to fully capture the total potential of our System. The Transform Pack Flavour Transfer System is a value-added spice delivery system and therefore must be available to all the seasoning companies in the world. At the moment, we must market our product aggressively to all potential users of the product. However, the final goal is to hand offer our clients to our seasoning partners. Transform Pack cannot become a competitor to the seasoning industry rather it must remain a confidential and potential partner of this industry.

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

         As of May 2002, Rector Foods Limited has launched a Retail Product with our System. The "Insta Chef Spice Wrap" has been Trademarked by Rector Foods for sales in Canada and the United States. Early indications and results from promotions are very Positive as the product is being listed in retail stores in Toronto-Ontario, Vancouver-British Columbia, and New Brunswick. A more aggressive marketing strategy is being developed and to be implemented in the coming years.

         In April 2001 we entered into an exclusive supply contract with Tilia International, Inc. Tilia International manufactures and distributes the Food Saver vacuum storage system through infomercials and retailers. It was listed in the October 2000 issue of Inc. magazine as number 357 on its annual list of the 500 fastest growing private companies in the United States with annual sales in excess of $80,000,000. Our seasoning sheets are being packaged and sold as an add-on with the Food Saver. The supply contract is for a term of three years and grants to Tilia International the exclusive right to sell worldwide our seasoning sheets in a retail package. Tilia International is required to make minimum annual purchases of our products in the amount of USD $1,750,000 in year one of the supply agreement, USD $3,500,000 in year two, and USD $5,500,000 in year three. If Tilia International fails to meet its annual minimum in any given year, it loses its exclusive rights unless it makes a cash payment of 25 percent of the difference between the amount purchased during the year and the annual minimum purchase amount for that year. Tilia International accounted for 64 percent of our sales revenue in fiscal year 2001. As of May 31, 2002, Tilia, Inc. has not met its annual minimum for year 1, and has not made a cash payment of 25 percent of the difference between the amount purchased during the year and the annual minimum purchase amount for the year. Therefore, Tilia, Inc. has relinquished their exclusive rights.

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

         In October 1999, Transform Pack granted to Compass Rose Ltd., an exclusive license to distribute seasoning sheets to food processors in Western Canada. Under the license Compass Rose purchases seasoning sheets from Transform Pack at the contract price for resale. The contract price represents a discount from the suggested selling price to food processors. The license is for a term of five years, with an option to renew for two additional five-year terms. In the year ended May 31, 2000, Compass Rose Ltd., accounted for 56 percent of our sales revenue, and there were no sales to Compass Rose in 2001. In view of recent development at Compass Rose, the agreement granted to that company was void & null as of March 27, 2002.

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

         We have registered the trademark "Transform Pack" in Canada (registration number 513,791) and the United States (registration number 2,264,190). We have also registered the trademark "Insta Chef" in Canada under registration number 513,099, we are currently promoting this mark in our marketing program with Rector Foods Limited. We are not aware of any infringing use of our trademarks and we do not believe our patent infringes on the proprietary rights of anyother person.

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

         Transform Pack's principal competitors are manual spice applications, sprinkling machinery or the tumbling industry. None of which produce an even slight resemblance to the quality that the Transform Pack Flavour Transfer System is capable of delivering and achieving in topical seasoning application. We do not compete with spice producers; they, if they see it fit or beneficiary, can deliver their products with our System. In fact, seasoning and spice companies are now performing most of Transform Pack's marketing.

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

Employees

         At May 31, 2002, we employed 4 persons, of which 2 occupy executive or managerial positions and 2 hold manufacturing positions. None of our employees are represented by a labor union. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

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

         At May 31, 2002, there were approximately 210 holders of record of the Company's Common Stock.

         In September 2000, Transform Pack obtained a loan from Bruce Weitz, a director, in the amount of $154,230. In February 2001, Mr. Weitz contributed an additional $153,736 to acquire common stock and warrants of the Company. As a result, Mr. Weitz contributed a total of CDN $307,965 to Transform Pack to acquire 408,000 shares of the Company's common stock and a warrant to purchase an additional 408,000 shares of common stock at an exercise price of USD $0.50 per share that expires February 15, 2004. No broker was involved in the transaction and no commission was paid to any person. The transaction was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Transform Pack International, Inc. (the "Company" or "Transform Pack") is a company that has developed a cold dissolvable calibrating matrix that makes it possible to apply seasoning and curing formulas onto roll-stock plastic food packaging materials that are cut into sheets for the final application to the food product. All dollar figures in the following discussion are in Canadian dollars.

RESULTS OF OPERATIONS

THREE AND TWELVE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

         Transform Pack had net sales of $84,002 and $270,235 for the three months ended May 31, 2002 and May 31, 2001, respectively; which represents a 69% decrease from 2001. Net sales for the twelve months ended May 31, 2002 were $1,257,021, a 184% increase from $442,917 for the same period in 2001. This increase is primarily a result of higher sales to new customers in the period ending on May 31, 2002 and the contract between Transform Pack and Tilia that started in the fourth quarter of 2001.

         Cost of sales for the three-months ended May 31, 2002 and May 31, 2001 were $56,751 and $188,520 respectively. Such costs, as a percentage of net sales for the three months ended May 31, 2002 and May 31, 2001 were 69% and 70% respectively. Cost of net sales for the twelve months ended May 31, 2002 and May 31, 2001 were $683,674 and $306,980, respectively. Such costs, as a percentage of net sales for the twelve months ended May 31, 2002 and May 31, 2001 were 54% and 69% respectively.

         Selling, general and administrative expenses for the three-month period ended May 31, 2002 and May 31, 2001 were $649,481 and $241,552 respectively. Operating expenses for the twelve months ended May 31, 2002 and May 31, 2001 were $1,298,899 and $901,569, respectively, a 44% increase. The increase in operating expenses for the twelve months ended May 31, 2002 is attributable to $542,500 in stock based compensation.

         Interest expense for the three months ended May 31, 2002 and May 31, 2001 were $8,218 and $14,222, respectively. Interest expense for the twelve months ended May 31, 2002 and May 31, 2001 were $39,059 and $42,094 respectively.

         Due to the foregoing, Transform Pack suffered net losses of $629,621 and $180,883 for the three months ended May 31, 2002 and May 31, 2001, respectively. As for the twelve months ended May 31, 2002 and May 31, 2001, Transform Pack suffered net losses of $767,341 and $864,432 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2002, Transform Pack had a working capital deficit of $876,343 as compared to a working capital deficit of $684,542 at May 31, 2001.

         Cash used in operations for the twelve-month period ended May 31, 2002 totaled $1,241 compared to cash use of $484,677 in the twelve-month period ended May 31, 2001. Cash use consisted of a decrease of $76,210 in payables and a decrease of $4,239 in prepaid expenses, which was offset by an increase of $146,025 in receivables and an increase in inventory of $70,563.

         Our financing activities provided the Company with $13,424 for the twelve-month period ended May 31, 2002, compared to $335,622 for the twelve-month period ended May 31, 2001. This decrease in financing activities is due to a decrease in proceeds from issuance of capital stock, proceeds on long-term debt, repayment of long-term debt, due to related parties and proceeds from (repayment of) bank indebtedness.

         Capital expenditures for the twelve months ended May 31, 2002 were $12,183 compared to $21,878 for the twelve months ended May 31, 2001.

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

         However, sales have been steadily increasing and the Company's client base is wider, covering many different countries. Several of Transform Pack's clients are continuously increasing their orders.

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

Name              Age   Position                         Since

Hans Meier        57   President and Director           February 2000
Nathalie Cormier  31   Secretary, Treasurer and         February 2000
                       Director

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

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Transform Pack for the prior fiscal years ended May 31, 2002, 2001, 2000 and 1999, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.

                                           Annual
                                        Compensation
Name and Principal Position   Year       Salary (CND)

Hans Meier, President (1)     2002         82,800
                              2001         82,800
                              2000         56,350
                              1999         36,754

(1) Transform Pack pays CDN $6,900 per month to Meier Food Service Consulting Limited, a private company owned by Hans Meier, for his services rendered to the Company. The figures for Mr. Meier's salary are the total of payments made to Meier Food Service Consulting Limited in the three fiscal years.

Other Compensation Arrangements

         None

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

         In April 2000, Transform Pack granted to Chris Trevors an option to purchase 10,000 shares of common stock at an exercise price of USD $1.00 per share exercisable for a term of two years. The option issued to Mr. Trevors represents 20% of all options issued to employees of Transform Pack in fiscal year 2000. In April 2002, Mr. Trevors' option to purchase shares of common stock was renewed; it now bears an expiration date of April 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of May 31, 2002, the number and percentage of the 12,118,957 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

 Name and Address             Common       Percent
                              Shares      of Class
 Principal stockholder

 Franz Schedlbauer (1)       1,128,120      9.3
 Muhlenstrasse 15
 Graz-Raaba, Austria

 Christian Schedlbauer (1)   1,128,120      9.3
 Muhlenstrasse 15
 Graz-Raaba, Austria

 #503485 NB Ltd. (1)         2,254,857      18.6
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

                                    Common       Percent
                                    Shares      of Class (1)

 Officers and directors

 Hans Meier                        3,046,103        25.1
 310 Baig Blvd.
 Moncton, NB, Canada E1C 8T6

 Daniel Sham                         87,500         0.7
 39 Glen Watford Dr.
 Scarborough, ON, Canada  M1S 2C2

 Greg Phillips                      200,000         1.7
 160 Chestnut Street
 Englewood Cliffs, NJ 07632

 Nathalie Cormier (1)               40,000          0.3
 310 Baig Blvd.
 Moncton, NB, Canada E1C 8T6

 Bruce Weitz (1)                 1,016,000          8.4
 37 McGrath Drive
 Cressill, NJ 07626

 All Executive officers          4,389,603         36.22
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

         In September 2000, Transform Pack obtained a loan from Bruce Weitz, a director, in the amount of $154,230. In February 2001, Mr. Weitz converted the loan and contributed an additional $153,736 to acquire common stock and warrants of the Company. As a result, Mr. Weitz contributed a total of CDN $307,965 to Transform Pack to acquire 408,000 shares of the Company's common stock and a warrant to purchase an additional 408,000 shares of common stock at an exercise price of USD $0.50 per share that expires February 15, 2004.

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

FORM 8-K FILINGS

         No reports on Form 8-K were filed during the fiscal quarter ended May 31, 2002.

                           SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Transform Pack International, Inc.

Date: September 9,2002                        By: /s/ Hans Meier, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: September 9, 2002                     /s/ Hans Meier, Chief Executive
                                             Officer and Director


Dated: September 9, 2002                     /s/ Nathalie Cormier, Chief
                                             Financial Officer and Director

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

                              Deloitte & Touche LLP


          P.O. Box 2087                   Telephone:(902) 422-8541
          5161 George Street, Suite 800   Facsimile:(902) 423-5820
          Halifax, Nova Scotia B3J 3B7

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
TRANSFORM PACK INTERNATIONAL INC.


We have audited the consolidated balance sheets of TRANSFORM PACK INTERNATIONAL INC. as at May 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the deficiency in working capital at May 31, 2002 and the Company's operating losses since inception, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                      /s/ Deloitte & Touche, LLP
August 9, 2002                                             CHARTERED ACCOUNTANTS
Halifax, Nova Scotia, Canada


                             TRANSFORM PACK INTERNATIONAL INC.
                                CONSOLIDATED BALANCE SHEETS
                                AS AT MAY 31, 2002 AND 2001

                                   (in Canadian Dollars)

                                                                  2002           2001
------------------------------------------------------------------------------------------
                             ASSETS
Current
     Accounts receivable (Note 3)                              $   123,006    $   269,031
     Inventory                                                      79,387        149,950
     Prepaid expense                                                 6,575          2,336
                                                               ------------   ------------
                                                                   208,968        421,317
CAPITAL ASSETS (NOTE 4)                                            383,166        458,444
INVESTMENT IN AFFILIATE (NOTE 5)                                     2,000          2,000
                                                               ------------   ------------

                                                               $   594,134    $   881,761
                                                               ============   ============

                          LIABILITIES
Current
     Bank indebtedness (Note 6)                                $   419,479    $   406,328
     Accounts payable and accrued liabilities (Note 7)             475,534        551,744
     Current portion of long-term debt (Note 8)                     66,176         87,787
     Current portion of redeemable preferred shares (Note 9)       120,000         60,000
                                                               ------------   ------------
                                                                 1,081,189      1,105,859
LONG-TERM DEBT (NOTE 8)                                            365,848        398,964
NON-CONTROLLING INTEREST IN PREFERRED EQUITY OF A
  SUBSIDIARY (NOTE 9)                                              446,250        506,250
DUE TO SHAREHOLDERS (NOTE 10)                                      194,077        139,077
                                                               ------------   ------------
                                                                 2,087,364      2,150,150
                                                               ------------   ------------

                    SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL AND WARRANTS (NOTE 11)                             2,065,812      1,523,312
DEFICIT                                                         (3,559,042)    (2,791,701)
                                                               ------------   ------------
                                                                (1,493,230)    (1,268,389)
                                                               ------------   ------------

                                                               $   594,134    $   881,761
                                                               ============   ============


                                            F-3


                          TRANSFORM PACK INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                          YEARS ENDED MAY 31, 2002 AND 2001


                                (in Canadian Dollars)

                                                         May 31          May 31
                                                          2002            2001
-----------------------------------------------------------------------------------


Revenue                                               $  1,257,021    $    442,917
                                                      -------------   -------------

Cost of sales                                              683,674         306,980
Selling, general and administrative expenses
 (includes $542,500 (2001 - $75,500) in stock-based
  compensation)                                          1,298,899         901,569
Research and development expense                             7,070          85,466
Other income                                                (4,340)        (28,760)
                                                      -------------   -------------
                                                         1,985,303       1,265,255
                                                      -------------   -------------

Loss before interest expense                              (728,282)       (822,338)
Interest expense - long-term                                10,313           9,583
                 - other                                    28,746          32,511
                                                      -------------   -------------

NET LOSS                                              $   (767,341)   $   (864,432)
                                                      =============   =============

BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.07)   $      (0.08)
                                                      =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                           11,418,957      11,164,957
                                                      =============   =============


                                        F-4


                                            TRANSFORM PACK INTERNATIONAL INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                            YEARS ENDED MAY 31, 2002 AND 2001


                                                  (in Canadian Dollars)



                                             Warrants                   Share Capital
                                    --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount       Deficit          Total
-----------------------------------------------------------------------------------------------------------------------

Balance - May 31, 2000                       --            --    10,910,957     1,139,847    (1,927,269)      (787,422)
Net loss                                     --            --            --            --      (864,432)      (864,432)
Issue of common stock
 to employee                            100,000            --       100,000        75,500            --         75,500
Issue of common stock                   408,000        48,545       408,000       259,420            --        307,965
                                    ------------  ------------  ------------  ------------  ------------   ------------

Balance - May 31, 2001                  508,000   $    48,545    11,418,957   $ 1,474,767   $(2,791,701)   $(1,268,389)
                                    ------------  ------------  ------------  ------------  ------------   ------------

Net loss                                     --            --            --            --   $  (767,341)   $  (767,341)

Issue of share rights to employee       700,000            --       700,000       542,500            --        542,500

Balance - May 31, 2002                1,208,000   $    48,545    12,118,957   $ 2,017,267   $(3,559,042)   $(1,493,230)
                                    ============  ============  ============  ============  ============   ============




                                                          F-5

                        TRANSFORM PACK INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001


                              (in Canadian Dollars)


                                                         May 31      May 31
                                                          2002        2001
-------------------------------------------------------------------------------


NET INFLOW (OUTFLOW) OF CASH AND CASH EQUIVALENTS
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
     Net loss                                           $(767,341)   $(864,432)
     Items not affecting cash
         Amortization                                      87,461       90,083
         Stock based compensation                         542,500       75,500
     Changes in non-cash working capital items
         Accounts receivable                              146,025      (88,561)
         Inventory                                         70,563      (22,641)
         Prepaid expenses                                  (4,239)         393
         Accounts payable                                 (76,210)     324,981
                                                        ----------   ----------
                                                           (1,241)    (484,677)
                                                        ----------   ----------

FINANCING
     Proceeds from issuance of capital stock                   --      153,735
     Proceeds on long-term debt                                --        5,362
     Repayment of long-term debt                          (54,727)     (82,534)
     Due to related parties                                55,000      166,231
     Proceeds from (repayment of) bank indebtedness        13,151       92,828
                                                        ----------   ----------
                                                           13,424      335,622
                                                        ----------   ----------

INVESTING
     Acquisition of capital assets, net of government
       assistance received                                (12,183)     (21,878)
                                                        ----------   ----------


NET INFLOW (OUTFLOW) OF CASH AND CASH EQUIVALENTS              --     (170,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   --      170,933
                                                        ----------   ----------


CASH AND CASH EQUIVALENTS, END OF YEAR                  $      --    $      --
                                                        ==========   ==========

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



1.     BASIS OF PRESENTATION

       Transform Pack International Inc. (the "Company") is incorporated under the laws of the State of Minnesota. The Company owns 100% of the outstanding common shares of Transform Pack Inc., a company incorporated under the laws of the Canadian province of New Brunswick, whose operations include the manufacturing and marketing of spice sheets for seasoning of meat, fish and poultry products.

       The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended May 31, 2002 and 2001, the Company incurred significant net losses and negative cash flows from operations; also, as of May 31, 2002 and 2001, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

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

       h)     CASH AND CASH EQUIVALENTS

              The Company considers investments in highly liquid investment instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value. Cash equivalents consist principally of investments in certificates of deposit with financial institutions.

       i)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              In June 2001, FASB issued Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 outlines the financial accounting and reporting for business combinations. Under this standard, all business combinations are to be accounted for using one method, the purchase method. Statement No. 142 outlines the financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for subsequent to their initial recognition. More specifically, it states that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. The Company is required to adopt Statement No. 142 on June 1, 2002.

              In June 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement Statement No. 143 on June 1, 2003.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)


2.     ACCOUNTING POLICIES (CONTINUED)

       i)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

              In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supercedes Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement Statement No. 144 on June 1, 2002.

              The impact of implementing these accounting standards on the Company's financial statements is not expected to be material.

       j)     BASIC AND DILUTED NET LOSS PER SHARE

              Basic net loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss per share has not been presented as it would be anti-dilutive.

              LOSS PER SHARE

              The following table sets forth the computation of earnings per share:

                                                      YEAR ENDED     YEAR ENDED
                                                        MAY 31,       MAY 31,
                                                         2002           2001
              ------------------------------------------------------------------
              NUMERATOR:

              Net Loss                                $  (767,341)  $  (864,432)

              DENOMINATOR:

              Weighted average number of shares
                 outstanding during the period         11,418,957    11,164,957



              Loss per share                          $     (0.07)  $     (0.08)
              ------------------------------------------------------------------

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)


2.     ACCOUNTING POLICIES (CONTINUED)

       k)     REVENUE RECOGNITION

              The Company recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer, as this is the point of title transfer.


3.     ACCOUNTS RECEIVABLE

                                                          2002           2001
                                                       -----------   -----------

       Accounts receivable - trade                     $  123,006    $  270,751
       Allowance for doubtful accounts                         --        (9,653)
       Sales tax receivable                                    --         7,933
                                                       -----------   -----------

                                                       $  123,006    $  269,031
                                                       ===========   ===========


4.     CAPITAL ASSETS

                                                 2002                                   2001
                                 ------------------------------------   ------------------------------------
                                             ACCUMULATED    NET BOOK                ACCUMULATED    NET BOOK
                                    COST     AMORTIZATION    VALUE        COST      AMORTIZATION    VALUE
                                 ----------   ----------   ----------   ----------   ----------   ----------
       Machinery and equipment   $ 731,511    $ 374,690    $ 356,821    $ 720,007    $ 302,329    $ 417,678
       Leasehold improvements       51,802       51,802           --       51,802       42,502        9,300
       Office furniture and
         equipment                  63,172       47,018       16,154       62,492       43,149       19,343
       Lab equipment                23,718       16,597        7,121       23,718       14,816        8,902
       Patents                      60,414       36,637       23,777       60,414       30,596       29,818
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                   930,617      526,744      403,873      918,433      433,392      485,041
       Government assistance       (64,972)     (44,265)     (20,707)     (64,972)     (38,375)     (26,597)
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                 $ 865,645    $ 482,479    $ 383,166    $ 853,461    $ 395,017    $ 458,444
                                 ==========   ==========   ==========   ==========   ==========   ==========


5.     INVESTMENT IN AFFILIATE

       Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe, which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost as there is no readily determinable market value.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)


6.     BANK INDEBTEDNESS

       Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (4.00% at May 31, 2002) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At May 31, 2002 and 2001, the full amount of this line of credit had been drawn, plus an additional $42,945 of interest is outstanding. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (4.00% at May 31, 2002) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At May 31, 2002, $70,000 had been drawn under this facility (2001 - $75,000).


7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                          2002          2001
                                                       -----------   -----------
       Accounts payable - trade                        $  390,854    $  453,240
       Payroll deductions payable                          13,766        29,277
       Accrued liabilities                                 70,914        54,227
       Employee loan payable                                   --        15,000
                                                       -----------   -----------
                                                       $  475,534    $  551,744
                                                       ===========   ===========


8.     LONG-TERM DEBT

                                                          2002           2001
                                                       -----------   -----------

       Bank loan, repayable in monthly principal
       payments of $1,667 plus interest at prime
       (4.00% at May 31, 2002) plus 1.75%, through
       the Small Business Loan Act, secured by a
       chattel mortgage on specific machinery and
       equipment.                                      $   68,333    $   90,000

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)


8.     LONG-TERM DEBT (CONTINUED)

                                                          2002          2001
                                                       -----------   -----------
       ACOA loan, repayable in 62 consecutive monthly
       installments of $5,772, followed by one final
       installment of $5,827 commencing Oct. 1, 2002
       non-interest bearing.                           $  363,691    $  396,751
                                                       -----------   -----------
                                                          432,024       486,751
       Less:  Current portion                              66,176        87,787
                                                       -----------   -----------
                                                       $  365,848    $  398,964
                                                       ===========   ===========

        Principal amounts due in the next five years are as follows:

            2003          2004          2005         2006         2007
            ----          ----          ----         ----         ----

          $66,176       $89,264       $89,264      $77,597      $69,264


9.     REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

       Authorized:
              Class A preferred shares, $10 par value, non-voting, non-cumulative 10% dividend rate, redeemable at par, unlimited number


                                                           2002         2001
                                                       -----------   -----------
       Issued:
               56,625 Class A preferred shares         $  566,250    $  566,250
               Current portion                           (120,000)      (60,000)
                                                       -----------   -----------
                                                       $  446,250    $  506,250
                                                       ===========   ===========

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

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

       The Company did not make its first redemption and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the redemption of preferred shares to August 31, 2001 and the ultimate redemption to August 31, 2003.


10.    DUE TO SHAREHOLDERS

       Of the amount due to shareholders, $139,077 is interest-free with no fixed terms of repayment. The remaining $55,000 bears interest at 10% and is due on demand.


11.    SHARE CAPITAL

       Authorized:
              5,000,000 preferred stock of the Company, $.01 par value, none issued or outstanding
             40,000,000 common stock of the Company, $.004 par value


                                                          2002           2001
                                                       -----------   -----------
       Issued and fully paid:
               11,418,957 (2001 - 11,418,957) common
                  stock of the Company                 $   13,916    $   13,916

       Additional paid-in capital of the Company        2,003,351     1,460,851
                                                       -----------   -----------
                                                       $2,017,267    $1,474,767
                                                       ===========   ===========

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



11.    SHARE CAPITAL (CONTINUED)

       In October 2001, the Company issued 700,000 share rights to the Chief Executive Officer, valued at $0.50 US per share ($542,500), in return for services rendered. These rights can be exercised at any time and allow the Chief Executive Officer to convert the rights for shares on a one-for-one basis at any time for no additional cost.

       In April 2001, the Company issued 408,000 new common shares at $.50 US per share, receiving gross cash proceeds of $307,965. In conjunction with this equity investment, the Company issued 408,000 warrants with an exercise price of $0.50 US per share that can be exercised at any time and which expire in 2004. These warrants were valued at $48,545. Accordingly, such amount has been accounted for as a reduction in share capital and allocated to warrants.

       In April 2001, the Company issued 100,000 shares to an employee, valued at $0.50 US per share, in return for services rendered. In conjunction with this equity investment, the Company issued 100,000 warrants with an exercise price of $.50 US per share that can be exercised at any time and which expire in 2004. No intrinsic value was allocated to these warrants, to be consistent with the accounting treatment adopted by the Company concerning employee stock options.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



11.    SHARE CAPITAL (CONTINUED)

       The following table presents information concerning all stock options granted to the Company's employees:

                                                  YEAR ENDED                       YEAR ENDED
                                                 MAY 31, 2002                      MAY 31, 2001
                                         -------------------------------   -------------------------------
                                                        Weighted Average                  Weighted Average
                                            Number of     Exercise Price      Number of     Exercise Price
                                              Options          per Share        Options          per Share
                                         ------------   ----------------   ------------   ----------------
       Outstanding, beginning of period      450,000        $0.73 US           670,000         $0.67 US
       Granted during the period                  --           --                   --
       Forfeited during the period                --           --             (220,000)
                                         ------------                     ------------
       Outstanding, end of period            450,000        $0.73 US           450,000         $0.73 US
                                         ============                     ============

       Exercisable, end of period            450,000        $0.73 US           450,000         $0.73 US
                                         ============                     ============



       The above options vested immediately on grant.

       The life remaining on stock options outstanding as at May 31, 2002 was one year.

       Had compensation cost for the Corporation's stock-based compensation been determined based on the fair value at the grant dates consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's proforma net loss would have been as follows:

                                                          MAY 31        MAY 31
                                                           2002          2001
                                                       -----------   -----------
       Net loss
               As reported                             $  767,341    $  864,432
               Pro-forma                               $  767,341    $  882,398

       Loss per share
               As reported                             $     0.07    $     0.08
               Pro-forma                               $     0.07    $     0.08

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



12.    INCOME TAXES

       Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As at May 31, 2002, the deferred income tax balance was comprised of the following:

                                                          2002           2001
                                                       -----------   -----------
       Deferred tax assets
               Loss carryforwards                      $  843,000    $  748,398
               Research and development expenditures
                 carried forward                           88,000        88,078
               Valuation allowance                       (745,000)     (649,069)
                                                       -----------   -----------
               Total deferred tax assets               $  186,000    $  187,407
                                                       ===========   ===========



                                                          2002           2001
                                                       -----------   -----------
       Deferred tax liabilities
               Amortization of capital assets          $  175,000    $  176,203
               Research and development tax credits        11,000        11,204
                                                       -----------   -----------
               Total deferred tax liabilities             186,000       187,407
                                                       -----------   -----------
       Net deferred tax assets                         $       --    $       --
                                                       ===========   ===========

       Losses carried forward which will expire over the next five years if not utilized against future taxable income, are as follows:

              2003       2004        2005        2006         2007    THEREAFTER
              ----       ----        ----        ----         ----    ----------

           $212,000    $132,000    $276,000    $353,000     $39,000    $938,000

        The Company also has a scientific research and expenditure pool balance of $191,474, which can also be used to reduce future taxable income. There is no expiry date on this future tax benefit. The Company has provided for amortization of its capital assets in excess of capital cost allowances claimed for income tax purposes of approximately $400,000 (2001 - $395,000). This excess is available to reduce taxable income of future years.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



12.    INCOME TAXES (CONTINUED)

       The Company has available investment tax credits, which will reduce future federal income taxes by approximately 11,200 (2001 - $11,200).

       None of the above future benefits have been recorded in the financial statements since they are dependent upon future income.


13.    ADDITIONAL INFORMATION TO THE STATEMENT OF CASH FLOWS


                                                          2002          2001
                                                       -----------   -----------
        Interest paid                                  $   39,059    $   42,094
                                                       ===========   ===========


14.    COMMITMENTS

       As at May 31, 2001, the Company had commitments under operating leases for premises, maturing at various dates. Rent expense in 2002 totaled $44,064 (2000 - $48,231). Future minimum lease payments are as follows:

                         2003                      $72,348
                         2004                      $47,430
                         2005                      $ 6,882

       During the 2000 year, the Company entered into a contract wherein the Company has agreed to pay $25,000 US for four consecutive months for marketing services, if and/or when, the company is successful in completing its second issuance of shares worth $1,000,000 US.


15.    FINANCIAL INSTRUMENTS

       a)     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The book values of the financial assets and liabilities of the Company approximate their estimated fair values as at May 31, 2002 and 2001 because of either the short maturity of these instruments or their relationship with floating interest rates.

              The fair value of shareholder advances cannot be determined, as they do not include any terms of repayment.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

                              (in Canadian dollars)



15.    FINANCIAL INSTRUMENTS (CONTINUED)

       b)     CREDIT RISK CONCENTRATION

              Credit risk concentration exists due to the small number of customers that make up the majority of trade accounts. The balance for one customer accounts for approximately 35% of the Company's accounts receivable (2001 - another customer for approximately 90%).

       c)     INTEREST RATE RISK

              The Company is exposed to market risk related to fluctuations in interest rates on long-term debt. It currently does not hold any financial instruments that might mitigate this risk.


16.    REVENUE FROM MAIN CUSTOMERS

       For the year ended May 31, 2002, approximately 72% (2001 - 64%) of the Company's total revenue is derived from one customer.