Form 10QSB
period 2002-08-31
TRANSFORM PACK INTERNATIONAL INC
filed 2002-11-04
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 31, 2002, there were 11,468,957 shares of common stock outstanding.

                                   FORM 10-QSB
                       TRANSFORM PACK INTERNATIONAL, INC.

                                      INDEX

                                                                            Page

PART I.       Item 1.  Financial Information                                  3

              Consolidated Balance Sheets at August 31, 2002 (Unaudited)      3
                and May 31, 2001

              Consolidated Statements of Operations for the Three Months      4
                ended August 31, 2002 and 2001 (Unaudited)

              Consolidated Statements of Shareholders' Deficiency             5
                for the Three Months Ended August 31, 2002 and 2001

              Consolidated Statements of Cash Flows for the Three Months      6
              Ended August 31, 2002 and 2001 (Unaudited)

              Notes to the Consolidated Financial Statements                  7

              Item 2.  Management's Discussion and Analysis or Plan of       15
              Operation

              Item 3.  Controls and Procedures                               16

PART II.      Other Information                                              16

              Item 2.  Changes in Securities and Use of Proceeds             16

              Item 6. Exhibits and Reports on Form 8-K                       17

Signatures                                                                   17

                                     PART I.
                          Item 1. Financial Information

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)
                                                          As at         As at
                                                      August 31        May 31
                                                           2002          2001
                                                     ----------    ----------
                                     ASSETS
Current
 Accounts receivable (Note 3)                        $  127,694    $  123,006
 Inventory                                               76,363        79,387
 Prepaid expense                                          4,597         6,575
                                                     ----------    ----------

                                                        208,654       208,968
Capital assets (Note 4)                                 381,553       383,166
Investment in affiliate (Note 5)                          2,000         2,000
                                                     ----------    ----------

                                                     $  592,207    $  594,134
                                                     ==========    ==========

                                   LIABILITIES
Current
 Bank indebtedness (Note 6)                          $  429,221    $  419,479
 Accounts payable and accrued liabilities(Note 7)       445,516       475,534
 Current portion of long-term debt (Note 8)              66,951        66,176
 Current portion of redeemable preferred shares
   (Note 9)                                             120,000             -
                                                     ----------    ----------

                                                      1,061,688       961,189
Long-term debt (Note 8)                                 360,073       365,848
Non-controlling interest in preferred
  equity of a subsidiary (Note 9)                       446,250       566,250
Due to shareholders (Note 10)                           221,077       194,077
                                                     ----------    ----------
                                                      2,089,088     2,087,364
                                                     ----------    ----------

                            SHAREHOLDERS' DEFICIENCY


Share capital and warrants                            2,080,812     2,065,812
Deficit                                              (3,577,693)   (3,559,042)
                                                     ----------    ----------

                                                     (1,496,881)   (1,493,230)
                                                     ----------    ----------

                                                     $  592,207       594,134
                                                     ==========    ==========

                See accompanying notes to financial statements.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

(in Canadian Dollars)
(Unaudited)
                                           Three months    Three months
                                                  Ended           Ended
                                              August 31       August 31
                                                   2002            2001
                                          -------------   -------------
Revenue                                   $     113,718   $     767,408
                                          -------------   -------------

Cost of sales                                    60,412         396,466
Selling, general and administrative
  expenses                                       61,591         272,685
Research and development expense                    565             387
Other income                                     (1,709)           (600)
                                          -------------- ---------------
                                                120,859         668,938
                                          -------------- ---------------

(Loss) earnings before interest expense          (7,141)         98,470
Interest expense - long-term                      5,765           1,778
                 - other                          5,745          10,540
                                          -------------- ---------------

Net (loss) earnings                       $     (18,651) $       86,152
                                          -------------- ---------------

Basic and diluted net (loss) earnings
  per share                               $      (0.002) $         0.01
                                          ============== ===============

Weighted average number of common shares
  outstanding                                11,468,957      11,418,957
                                          ============== ===============

                See accompanying notes to financial statements.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE QUARTER ENDED AUGUST 31, 2002 AND 2001

(in Canadian Dollars)

                                            Warrants         Share Capital
                                       ------------------ ---------------------
                                        Shares    Amount    Shares     Amount      Deficit      Total
                                       --------- -------- ---------- ---------- ------------ ------------
Balance - May 31, 2000                         -        - 10,910,957  1,139,847  (1,927,269)    (787,422)
Net loss                                       -        -          -          -    (864,432)    (864,432)
Issue of common stock by Transform
  Pack International Inc. to employee    100,000        -    100,000     75,500           -       75,500
Issue of common stock by Transform
  Pack International Inc.                408,000   48,545    408,000    259,420           -      307,965
                                       --------- -------- ---------- ---------- ------------ ------------

Balance - May 31, 2001                   508,000 $ 48,545 11,418,957 $1,474,767 $(2,791,701) $(1,268,389)
                                       --------- -------- ---------- ---------- ------------ ------------

Net earnings                                                                    $    86,151  $    86,151

Balance-August 31, 2001                  508,000   48,545 11,418,957  1,474,767 $(2,705,550) $(1,182,238)
                                       --------- -------- ---------- ---------- ------------ ------------

Net loss                                                                        $   (70,930) $   (70,930)

Balance-November 30, 2001                508,000   48,545 11,418,957  1,474,767 $(2,776,480) $(1,253,168)
                                       --------- -------- ---------- ---------- ------------ ------------

Net loss                                                                        $  (152,942) $  (152,942)

Balance-February 28,  2002               508,000   48,545 11,418,957  1,474,767 $(2,929,422) $(1,406,110)
                                       --------- -------- ---------- ---------- ------------ ------------

Net loss                                                                        $  (629,620) $  (629,620)
Issue of share rights to employee        700,000  542,500                                        542,500

Balance-May 31, 2002                   1,208,000  591,045 11,418,957  1,474,767 $(3,559,042) $ 1,493,230
                                       --------- -------- ---------- ---------- ------------ ------------

Net loss                                                                        $   (18,651) $   (18,651)

Issue of Common Stock                                         50,000     15,000              $    15,000

Balance-August 31, 2002                1,208,000  591,045 11,468,957  1,489,767  (3,577,693) $ 1,496,881
                                       --------- -------- ---------- ---------- ------------ ------------

                See accompanying notes to financial statements.

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)
                                                    Three months  Three months
                                                           Ended         Ended
                                                       August 31     August 31
                                                            2002          2001
                                                    ------------  ------------

Net inflow (outflow) of cash and cash
equivalents related to the following activities:

Operating
      Net (loss) earnings                           $   (18,651)  $    86,152
      Items not affecting cash
            Amortization                                 19,613        21,884
            Fair value of stock options granted to
              non-employees                                   -             -
            Fair value of stock options granted to
              employee                                        -             -

       Changes in non-cash working capital items
            Accounts receivable                          (4,688)     (103,206)
            Inventory                                     3,024        11,802
            Prepaid expenses                              1,978          (945)
            Accounts payable                            (30,018)        8,633
                                                    ------------  ------------

                                                        (28,742)       24,320
                                                    ------------  ------------
Financing
      Proceeds on long-term debt                              -             -
      Repayment of long-term debt                        (5,000)      (16,020)
      Due to related parties                             27,000       (12,000)
      Proceeds from (repayment of) bank
       indebtedness                                       9,742         4,381
                                                    ------------  ------------

                                                         31,742       (23,639)
                                                    ------------  ------------
Investing
      Proceeds from issuance of capital stock            15,000             -
      Acquisition of capital assets, net of
       government assistance relieved                   (18,000)         (681)
      Proceeds on disposal of capital assets                  -             -
                                                    ------------  ------------

                                                         (3,000)         (681)
                                                    ------------  ------------

Net outflow of cash and cash equivalents                      -             -
Cash and cash equivalents, beginning of period                -             -
                                                    ------------  ------------

Cash and cash equivalents, end of period            $         -   $         -
                                                    ============  ============

                See accompanying notes to financial statements.

                        TRANSFORM PACK INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------


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

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended August 31, 2002, the Company incurred net losses and negative cash flows from operations. Also, as of May 31, 2002 and August 31, 2002, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------

     Interim Financial Statements

     These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended August 31, 2002 are not necessarily indicative of the results of operations for the entire year.


2.   ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

     a)   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation.

     b)   Government Assistance

          Government assistance received as a reimbursement of a capital cost acquisition is recorded as a reduction of the capital cost and is amortized on the same basis as the asset. Contributions received for the development of the technology of spice sheets is recorded as a reduction of the related research and development expense.

     c)   Inventory

          Inventory consists only of raw materials and is recorded at the lower of cost (on a first-in, first-out basis) and net realizable value.

     d)   Capital Assets

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------


2.   ACCOUNTING POLICIES (continued)

     e)   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities in these financial statements. Actual results could differ from those estimates.

     f)   Research and Development

          Research and development costs are charged to expenses when incurred.

     g)   Income Taxes

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

     h)   Comprehensive Income

          There  are no  differences  between  the  Company's  net  earnings  as
          reported  and  its  comprehensive  income.   Accordingly,  a  separate
          statement of comprehensive income has not been presented.

     i)   Cash and Cash Equivalents

          The Company considers investments in highly-liquid investment instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value. Cash equivalents consist principally of investments in certificates of deposit with financial institutions.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------

2.    ACCOUNTING POLICIES (continued)

      a.  Basic and Diluted Net Loss per Share

          Basic net loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss per share has not been presented as it would be anti-dilutive.

          Loss per share

          The following table sets forth the computation of loss per share:

                                                      Quarter         Quarter
                                                      Ended           Ended
                                                      August 31,      August 31,
                                                      2002            2001
          ----------------------------------------------------------------------
          Numerator:

          Net (Loss) Profit                          $  (18,651)    $    86,152

          Denominator:

          Weighted average number of shares
            outstanding during the period            11,468,957      11,418,957

          (Loss) earnings per share                  $   (0.002)    $      0.01


      b.  Revenue Recognition

          Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer, and collection is reasonably assured.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------


3.   ACCOUNTS RECEIVABLE
                                                     August 31         May 31
                                                          2002           2002
                                                          ----           ----

     Accounts receivable - trade                  $    106,115  $     123,006
     Sales tax receivable                               21,579              0
                                                   -----------   ------------
                                                  $    127,694  $     123,006
                                                   ===========   ============

4.   CAPITAL ASSETS
                                                             Net Book Value
                                                           -------------------
                                              Accumulated  August 31   May 31
                                      Cost    Amortization    2002     2002
                                    --------  ------------ --------- ---------
     Machinery and equipment        $731,511  $  392,853   $338,658  $356,821
     Leasehold improvements           51,802      51,802          0         0
     Office furniture and equipment   63,172      47,985     15,187    16,154
     Lab equipment                    23,718      17,042      6,676     7,121
     Patents                          78,414      38,147     40,267    23,777
                                    --------  ------------ --------- ---------

                                     948,617     547,829    400,788   403,873
     Government assistance           (64,972)    (45,737)   (19,235)  (20,707)
                                    --------  ------------ --------- ---------

                                    $883,645  $  502,092   $381,553  $383,166
                                    ========  ============ ========= =========

5.   INVESTMENT IN AFFILIATE

     Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------


6.   BANK INDEBTEDNESS

     Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (4.00% at August 31, 2002) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At August 31, 2002, the full amount of this line of credit had been drawn plus an additional $47,554 of interest is outstanding. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (4.00% at August 31, 2002) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At August 31, 2002, $60,000 had been drawn under this facility.

7.   ACCOUNTS PAYABLE
                                                     August 31         May 31
                                                          2002           2002
                                                          ----           ----

     Accounts payable - trade                    $     377,535   $    390,854
     Payroll deductions payable                         24,739         13,766
     Accrued liabilities                                43,242         70,914
                                                        ------         ------

                                                 $     445,516   $    475,534
                                                  ============    ===========


8.   LONG-TERM DEBT
                                                     August 31         May 31
                                                          2002           2002
                                                          ----           ----


     Bank loan, repayable in monthly principal
     payments of $1,667 plus interest at prime
     (4.00% at August 31, 2002) plus 1.75%, through
     the Small Business Loan Act, secured by a
     chattel mortgage on specific machinery and
     equipment.                                        63,333         68,333

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------


8.   LONG-TERM DEBT (continued)
                                                     August 31         May 31
                                                          2002           2002
                                                          ----           ----

     ACOA loan, repayable in 62 consecutive
     monthly installments of $5,772 followed by
     one final installment of $5,827 commencing
     October 1, 2002 non-interest bearing.       $     363,691  $     363,691
                                                  ------------   ------------

                                                       427,024        432,024
     Less:  Current portion                             66,951         66,176
                                                  ------------   ------------

                                                 $     360,073  $     365,848
                                                  ============   ============


9. REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

     Authorized:
          Class A preferred shares, $10 par value,
          non-voting, non-cumulative 10% dividend
          rate, redeemable at par, unlimited number
                                                     August 31         May 31
                                                          2002           2002
                                                          ----           ----

     Issued:
          56,625 Class A preferred shares        $     566,250  $     566,250
          Current portion                             (120,000)      (120,000)
                                                  ------------   ------------

                                                 $     446,250  $     446,250
                                                  ============   ============

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

                              (in Canadian dollars)
                                   (Unaudited)

--------------------------------------------------------------------------------

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

     The Company did not make its first redemption and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the redemption of these preferred shares to August 31, 2003.


10.  DUE TO SHAREHOLDERS

     Of the amount due to shareholders, $139,077 is interest-free with no fixed terms of repayment. The remaining $82,000 bears interest at 10% and is due on demand.


11.  REVENUE FROM MAIN CUSTOMERS

     For the three months ended August 31, 2002, approximately 24.5% (2001 - 75%) of the Company's total revenue is derived from one customer (different customer in 2001).

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

Results of Operations

Three Ended August 31, 2002 and August 31, 2001

     Transform Pack had revenue of $113,718 and $767,408 for the three months ended August 31, 2002 and August 31, 2001, respectively. This decrease is due to substantial sales to a single customer in the first quarter or fiscal year 2002, which did not recur in the first quarter of fiscal year 2003. For the three months ended August 31, 2002, approximately 24.5% of the Company's revenue was derived from one customer as compared to 75% from the same customer for the three months ended August 31, 2001. Transform Pack does not expect a meaningful increase in sales volume from this customer during fiscal year 2003. It is pursuing marketing efforts to replace the lost revenue, but cannot predict whether or when those efforts may be successful.

     Cost of sales for the three-months ended August 31, 2002 and August 31, 2001 were $60,412 and $396,466, respectively. This decrease is a direct result of lower sales in 2002 compared to 2001. Such costs as a percentage of revenue for the three months ended August 31, 2002 and August 31, 2001, are 53.1% and 51.6% respectively.

     Selling,  general and  administrative  expenses for the three-month  period
ended  August  31,  2002  and  August  31,  2001  were  $61,691  and   $272,685,
respectively, a decrease of 77.4%. This reduction is a result of management's effort to substantially cut expenses in response to the decrease in revenue. Management will continue its effort to manage costs within the limits of its revenue. Interest expense for the three months ended August 31, 2002 and August 31, 2001 were $11,510 and $12,318, respectively.

     Due to the foregoing, Transform Pack generated net loss of $18,651 for the three months ended August 31, 2002, compared to net income of $86,152 for the same period in 2001. Transform Pack expects that it will continue to operate at a loss unless and until its marketing efforts result in higher sales.

Liquidity and Capital Resources

     At August 31, 2002, Transform Pack had a working capital deficit of $853,034 as compared to a working capital deficit of $752,221 at May 31, 2002.

     Cash used in operations for the three-month period ended August 31, 2002 totaled $28,742 compared to cash provided by operations of $24,230 in the three-month period ended August 31, 2001. Cash use consisted of a decrease of $4,688 in receivables and $30,018 in payables, which was offset by an increase in inventory of $3,024 and an increase of $1,978 in prepaid expenses.

     Our financing activities provided $31,742 for the three-month period ended August 31, 2002, which is attributable to an increase in amounts due a related party in the amount of $27,000 and proceeds from bank indebtedness of $9,742 that are offset by $5,000 of repayment of bank indebtedness.

     Transform Pack obtained $15,000 from the sale of 50,000 shares of common stock, which was offset by the acquisition of capital assets in the amount of $18,000, resulting in a net decrease in cash from investing activities of $3,000.

     Transform Pack is in need of additional financing in order to pay outstanding obligations, finance current operations and expand operations over the next year. It is not likely that we will be able to take advantage of the opportunity to increase our product sales unless we obtain additional capital to fund operations. If we cannot find more funding, we will be forced to substantially reduce our operations and it will take a much longer period for our business to develop. Consequently, we may be subject to collection actions by our creditors and may not be able to take advantage of opportunities to expand our business. If we are unable to generate working capital from our internal operations or outside sources, our ability to continue in business will be seriously impaired.

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

Item 3.  Controls and Procedures

     With the participation of management, Transform Pack's chief executive officer and chief financial officer evaluated our disclosure controls and procedures on October 15, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Transform Pack's filing of its quarterly report on Form 10-QSB for the quarterly period ended August 31, 2002.

     Subsequent to October 15, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended August 31, 2002, there have been no significant changes in Transform Pack's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In June 2002, Transform Pack issued 50,000 shares of common stock to Renmark Financial Inc. for $15,000 in cash. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSFORM PACK INTERNATIONAL, INC.


Date: October 24, 2002         By: /s/ Hans Meier, Chief Executive Officer


Date: October 24, 2002         By: /s/ Nathalie Cormier, Chief Financial Officer

    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Transform Pack International, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hans Meier, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 24, 2002         By: /s/ Hans Meier, Chief Executive Officer

     In connection with the Quarterly Report of Transform Pack International, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nathalie Cormier, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 24, 2002                    By: /s/ Nathalie Cormier, Chief
Financial Officer

                                  CERTIFICATION

I, Hans Meier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Transform Pack International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002             By: /s/ Hans Meier, Chief Executive Officer

                                  CERTIFICATION

I, Nathalie Cormier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Transform Pack International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 24, 2002         By: /s/ Nathalie Cormier, Chief Financial Officer