Form 10QSB
period 2002-11-30
TRANSFORM PACK INTERNATIONAL INC
filed 2003-01-21
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2002, there were 11,468,957 shares of common stock outstanding.

                                   FORM 10-QSB
                       TRANSFORM PACK INTERNATIONAL, INC.

                                      INDEX

                                                                            Page

PART I.       Item 1.  Financial Information                                  3

              Consolidated Balance Sheets at November 30, 2002                3
              (Unaudited)
                and May 31, 2002

              Consolidated Statements of Operations for the Three and         4
              Six Months
                ended November 30, 2002 and 2001 (Unaudited)

              Consolidated Statements of Shareholders' Deficiency for the     5
                Quarters Ended November 30, 2002 and 2001 (Unaudited)

              Consolidated Statements of Cash Flows for the Six Months        6
              Ended
                November 30, 2002 and 2001 (Unaudited)

              Notes to the Consolidated Financial Statements                  7

              Item 2.  Management's Discussion and Analysis or Plan of       15
              Operation
              Item 3.  Controls and Procedures                               16

PART II.      Other Information                                              16

              Item 5.  Other Information                                     16

              Item 6. Exhibits and Reports on Form 8-K                       17

Signatures                                                                   17

                                     PART I.
                          Item 1. Financial Information

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in Canadian dollars)
(Unaudited)
                                                         As at         As at
                                                   November 30        May 31
                                                          2002          2002
-----------------------------------------------------------------------------

                                   ASSETS
Current
  Accounts receivable (Note 3)                    $     66,124  $    123,006
  Inventory                                             72,006        79,387
  Prepaid expense                                        1,899         6,575
                                                  ------------- -------------

                                                       140,029       208,968
Capital assets (Note 4)                                366,727       383,166
Investment in affiliate (Note 5)                         2,000         2,000
                                                  ------------- -------------

                                                  $    508,756  $    594,134
                                                  ============= =============

                                LIABILITIES
Current
  Bank indebtedness (Note 6)                      $    421,023  $    419,479
  Accounts payable and accrued liabilities
   (Note 7)                                            437,568       475,534
  Current portion of long-term debt (Note 8)            66,951        66,176
  Current portion of redeemable preferred shares
   (Note 9)                                            566,250             -
                                                  ------------- -------------

                                                     1,491,792       961,189

Long-term debt (Note 8)                                389,752       365,848
Non-controlling interest in preferred
 equity of a subsidiary (Note 9)                             -       566,250
Due to shareholders (Note 10)                          221,077       194,077
                                                  ------------- -------------

                                                     2,102,621     2,087,364
                                                  ------------- -------------

                          SHAREHOLDERS' DEFICIENCY


Share capital and warrants                           2,080,812     2,065,812
Deficit                                             (3,674,677)   (3,559,042)
                                                  ------------- -------------


                                                    (1,593,865)   (1,493,230)
                                                  ------------- -------------

                                                  $    508,756  $    594,134
                                                  ============= =============

See accompanying notes to financial statements

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

(in Canadian Dollars)
(Unaudited)

                                          Three months    Three months      Six months      Six months
                                                 Ended           Ended           Ended           Ended
                                           November 30     November 30     November 30     November 30
                                                  2002            2001            2002            2001
                                        --------------- --------------- --------------- ---------------
Revenue                                 $       97,539  $      364,945  $      211,258  $    1,132,353
                                        --------------- --------------- --------------- ---------------

Cost of sales                                   50,865         192,265         111,278         588,732
Selling, general and administrative
 expenses                                      134,570         226,605         196,161         499,290
Research and development expense                   340           6,205             904           6,592
Other income                                    (1,710)           (900)         (3,420)         (1,500)
                                        --------------- --------------- --------------- ---------------
                                               184,064         424,175         304,923       1,093,114
                                        --------------- --------------- --------------- ---------------
(Loss) earnings before interest
 expense                                       (86,525)        (59,230)        (93,666)         39,239
Interest expense - long-term                     5,620           1,336          11,385           5,460
                 - other                         4,839          10,364          10,583          18,556
                                        --------------- --------------- --------------- ---------------

Net (loss) earnings                     $      (96,984) $      (70,930) $     (115,634) $       15,223
                                        --------------- --------------- --------------- ---------------

Basic and diluted net (loss)
 earnings per share                     $       (0.008) $       (0.010) $       (0.010) $         0.00
                                        =============== =============== =============== ===============

Weighted average number of common
 shares outstanding                         11,468,957      11,418,957      11,468,957      11,418,957
                                        =============== =============== =============== ===============

See accompanying notes to financial statements

                        TRANSFORM PACK INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                       FOR THE QUARTER ENDED NOVEMBER 30, 2002 AND 2001

                              (in Canadian Dollars)
                                   (Unaudited)

                                   Warrants           Share Capital
                              ------------------- ---------------------
                               Shares    Amount     Shares     Amount      Deficit      Total
                              --------- --------- ---------- ---------- ------------ ------------
Balance - May 31, 2000                -         - 10,910,957  1,139,847  (1,927,269)    (787,422)
Net loss                              -         -          -          -    (864,432)    (864,432)
Issue of common stock by
 Transform Pack International
 Inc. to employee               100,000         -    100,000     75,500           -       75,500
Issue of common stock by
 Transform Pack International
 Inc.                           408,000    48,545    408,000    259,420           -      307,965
                              --------- --------- ---------- ---------- ------------ ------------

Balance - May 31, 2001          508,000 $  48,545 11,418,957 $1,474,767 $(2,791,701) $(1,268,389)
                              --------- --------- ---------- ---------- ------------ ------------

Net earnings                                                                 86,151       86,151

Balance-August 31, 2001         508,000 $  48,545 11,418,957 $1,474,767 $(2,705,550) $(1,182,238)
                              --------- --------- ---------- ---------- ------------ ------------

Net loss                                                                    (70,930)     (70,930)

Balance-November 30, 2001       508,000 $  48,545 11,418,957 $1,474,767  (2,776,480) $(1,253,168)
                              --------- --------- ---------- ---------- ------------ ------------

Net loss                                                                   (152,942)    (152,942)

Balance-February 28, 2002       508,000 $  48,545 11,418,957 $1,474,767 $(2,929,422) $(1,406,110)
                              --------- --------- ---------- ---------- ------------ ------------

Net loss                                                                $  (629,620) $  (629,620)
Issue of share rights to
 employee                       700,000 $ 542,500                                        542,500

Balance-May 31, 2002          1,208,000 $ 591,045 11,418,957 $1,474,767 $(3,559,042) $(1,493,230)
                              --------- --------- ---------- ---------- ------------ ------------

Net loss                                                                    (18,651)     (18,651)
Issue of Common Stock                                 50,000     15,000                   15,000

Balance-August 31, 2002       1,208,000 $ 591,045 11,468,957 $1,489,767 $(3,577,693) $(1,496,881)
                              --------- --------- ---------- ---------- ------------ ------------

Net loss                                                                $   (96,984) $   (96,984)

Balance-November 30, 2002     1,208,000 $ 591,045 11,468,957 $1,489,767 $(3,674,677) $(1,593,865)
                              --------- --------- ---------- ---------- ------------ ------------

See accompanying notes to financial statements

TRANSFORM PACK INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in Canadian dollars)
(Unaudited)

                                                       Six months    Six months
                                                            Ended         Ended
                                                      November 30   November 30
                                                             2002          2001
--------------------------------------------------------------------------------

Net inflow (outflow) of cash and cash
equivalents related to the following
activities:

Operating
  Net (loss) earnings                                $   (115,634) $     15,222
  Items not affecting cash
    Amortization                                           21,225        43,825
    Fair value of stock options granted to
      non-employees                                             -             -
    Fair value of stock options granted to
      employee                                                  -             -

  Changes in non-cash working capital items
    Accounts receivable                                    56,881       179,420
    Inventory                                               7,381        60,124
    Prepaid expenses                                        4,676        (6,622)
    Accounts payable                                      (37,966)     (214,046)
                                                     ------------- -------------

                                                          (63,437)       77,923
                                                     ------------- -------------
Financing
  Proceeds on long-term debt                               44,556             -
  Repayment of long-term debt                             (19,877)      (39,217)
  Eue to related parties                                   27,000       (12,000)
  Proceeds from (repayment of)bank
    indebtedness                                            1,544       (16,696)
                                                     ------------- -------------

                                                           53,223       (67,913)
                                                     ------------- -------------
Investing
  Proceeds from issuance of capital stock                  15,000             -
  Acquisition of capital assets, net of
    government assistance relieved                         (4,786)      (10,010)
  Proceeds on disposal of capital assets                        -             -
                                                     ------------- -------------

                                                           10,214       (10,010)
                                                     ------------- -------------

Net outflow of cash and cash equivalents                        -             -
Cash and cash equivalents, beginning of period                  -             -
                                                     ------------- -------------

Cash and cash equivalents, end of period             $          -  $          -
                                                     ============= =============

See accompanying notes to financial statements

                        TRANSFORM PACK INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

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

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended November 30, 2002, the Company incurred net losses and negative cash flows from operations. Also, as of May 31, 2002 and November 30, 2002, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

     Interim Financial Statements

     These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the six months ended November 30, 2002 are not necessarily indicative of the results of operations for the entire year.


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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

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

          Loss per share

          The following table sets forth the computation of loss per share:

                                                       Quarter         Quarter
                                                         Ended           Ended
                                                   November 30,    November 30,
                                                          2002            2001
          ----------------------------------------------------------------------
          Numerator:

          Net (Loss) Profit                         $ (115,634)    $   (70,930)

          Denominator:

          Weighted average number of shares
            outstanding during the period           11,468,957      11,418,957


          (Loss) earnings per share                $     (0.01)    $    ( 0.01)


      b.  Revenue Recognition

          Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer, and collection is reasonably assured.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

                              (in Canadian dollars)

                                   (Unaudited)
--------------------------------------------------------------------------------


3.   ACCOUNTS RECEIVABLE
                                                   November 30         May 31
                                                          2002           2002
                                                   -----------    -----------

     Accounts receivable - trade                   $    50,630    $   123,006
     Sales tax receivable                               15,494              0
                                                   -----------    -----------
                                                   $    66,124    $   123,006
                                                   ===========    ===========

4.   CAPITAL ASSETS
                                                              Net Book Value
                                                           --------------------
                                              Accumulated  November 30   May 31
                                       Cost   Amortization        2002     2002
                                     -------- ------------ ----------- --------
     Machinery and equipment         $731,511 $    411,015 $   320,496 $356,821
     Leasehold improvements            51,802       51,802           0        0
     Office furniture and equipment    63,172       48,952      14,220   16,154
     Lab equipment                     27,504       17,487      10,017    7,121
     Patents                           79,414       39,658      39,756   23,777
                                     -------- ------------ ----------- --------

                                      953,403      568,914     384,489  403,873
     Government assistance            (64,972)     (47,210)    (17,762) (20,707)
                                     -------- ------------ ----------- --------

                                     $888,431 $    521,704 $   366,727 $383,166
                                     ======== ============ =========== ========

5.   INVESTMENT IN AFFILIATE

     Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


6.   BANK INDEBTEDNESS

     Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (4.50% at November 30, 2002) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At November 30, 2002, the full amount of this line of credit had been drawn plus an additional $52,443 of interest is outstanding. The company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (4.50% at November 30, 2002) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At November 30, 2002, $45,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE
                                                   November 30         May 31
                                                          2002           2002
                                                    ----------     ----------

     Accounts payable - trade                       $  399,512     $  390,854
     Payroll deductions payable                         10,741         13,766
     Accrued liabilities                                27,315         70,914
                                                    ----------     ----------

                                                    $  437,568     $  475,534
                                                    ==========     ==========

8.   LONG-TERM DEBT
                                                   November 30         May 31
                                                          2002           2002
                                                    ----------     ----------

     Bank loan, repayable in monthly principal
     payments of $1,667 plus interest at prime
     (4.50% at November 30, 2002) plus 1.75%,
     through the Small Business Loan Act, secured
     by a chattel mortgage on specific machinery
     and equipment.                                $   60,000      $  68,333

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

8.   LONG-TERM DEBT (continued)
                                                   November 30         May 31
                                                          2002           2002
                                                    ----------     ----------

     ACOA loan, repayable in 62 consecutive
     monthly installments of $5,772 followed by
     one final installment of $5,827 commencing
     October 1, 2002 non-interest bearing.          $  352,147     $  363,691

     ACOA loan, repayable in monthly installments
     of $2,362 commencing March 1, 2004, non-
     interest bearing.                                  44,556              -
                                                    ----------     ----------

                                                       456,703        432,024
     Less:  Current portion                             66,951         66,176
                                                    ----------     ----------

                                                    $  389,752     $  365,848
                                                    ==========     ==========

9.   REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

     Authorized:
          Class A preferred shares, $10 par value, non-voting, non-cumulative 10% dividend rate, redeemable at par, unlimited number

                                                   November 30         May 31
                                                          2002           2002
                                                    ----------     ----------

     Issued:
          56,625 Class A preferred shares           $  566,250     $  566,250
          Current portion                             (566,250)      (120,000)
                                                    ----------     ----------

                                                    $        0     $  446,250
                                                    ==========     ==========

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2002

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

     The Company has not made any redemptions and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the redemption of these preferred shares to August 31, 2003.


10.  DUE TO SHAREHOLDERS

     Of the amount due to shareholders, $139,077 is interest-free with no fixed terms of repayment. The remaining $82,000 bears interest at 10% and is due on demand.


11.  REVENUE FROM MAIN CUSTOMERS

     For the six months ended November 30, 2002, approximately 43.26% (2001 - 75%) of the Company's total revenue is derived from one customer (different customer in 2001).

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

Results of Operations

Three and Six Months Ended November 30, 2002 and November 30, 2001

     Transform Pack had net sales of $97,539 and $364,945 for the three months ended November 30, 2002 and November 30, 2001, respectively; which represents a decrease from 2001. For the six months ended November 30, 2002 and November 30, 2001, the company had net sales of $211,258 and $1,132,353 respectively. This decrease is mainly due to the failure of a contractual agreement with Tilia, Inc. We believe that the main reason for this failure lays in Tilia's decision to sell the product in a poorly designed package at an overly inflated price. However, Tilia's marketing efforts with our product have only been suspended, not cancelled. For the six months ended November 30, 2002, approximately 42.36% of the Company's total revenue is derived from one customer as compared to 75% for the six months ended November 30, 2001 (a different customer).

     Cost of sales for the three-months ended November 30, 2002 and November 30, 2001 were $50,865 and $192,265 respectively. For the six months ended November 30, 2002 and November 30, 2001, cost of sales were $111,278 and $588,732 respectively. Such costs, as a percentage of net sales for the six months ended November 30, 2002 and November 30, 2001, were 52% and 53% respectively. This percentage decrease is directly attributed to a decrease in raw material costs.

     Selling, general and administrative expenses for the three-month period ended November 30, 2002 and November 30, 2001 were $134,570 and $226,605 respectively, a decrease of 41%. For the six months ended November 30, 2002 and November 30, 2001, selling, general and administration expenses were $196,161 and $499,290 respectively, a decrease of 61%.

     Interest expense for the three months ended November 30, 2002 and November 30, 2001 were $10,459 and $11,700 respectively. For the six months ended November 30, 2002 and November 30, 2001, interest expense was $21,968 and $24,016, respectively.

     Due to the foregoing, Transform Pack generated net losses of $96,984 and $70,930 for the three months ended November 30, 2002 and November 30, 2001, respectively. For the six months ended November 30, 2002 and November 30, 2001, the company generated a net loss of $115,634 and a net earning of $15,223 respectively.

Liquidity and Capital Resources

     At November 30, 2002, Transform Pack had a working capital deficit of $950,069 as compared to a working capital deficit of $752,221 at May 31, 2001.

     Cash outflow from operations for the six-month period ended November 30, 2002 totaled $18,880 compared to a cash inflow from operations of $77,923 in the six-month period ended November 30, 2001. Cash outflow consisted of a decrease in inventory of $3,024, an increase of $6,590 in payables, a decrease of $4,676 in prepaid expenses and a decrease of $56,882 in accounts receivable.

     Cash inflow from our financing activities was $8,667 for the three-month period ended November 30, 2002, compared to a cash outflow of $67,913 for the three-month period ended November 30, 2001. The cash inflow mainly consisted of an increase of $27,000 in the amount due to related parties.

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

Item 3.  Controls and Procedures

     With the participation of management, Transform Pack's chief executive officer and chief financial officer evaluated our disclosure controls and procedures on November 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Transform Pack's filing of its quarterly report on Form 10-QSB for the quarterly period ended November 30, 2002.

     Subsequent to November 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended November 30, 2002, there have been no significant changes in Transform Pack's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 5. Other Information

     On December 19, 2002, Transform Pack announced that it entered into a letter of intent to acquire all of the outstanding capital stock of Quantum HIPAA Consulting Group Inc., of Miami Florida. Quantum HIPAA Consulting Group is in the business of providing consulting and advisory services to the health care industry on complying with the statutory and regulatory requirements under the

Health Insurance Portability and Accountability Act. Completion of the transaction is contingent upon negotiation of a definitive acquisition agreement, completing mutual due diligence review, and satisfaction of other conditions. There is no assurance these conditions will be satisfied and the acquisition ultimately consummated.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSFORM PACK INTERNATIONAL, INC.



Date: January 20, 2003         By: /s/ Hans Meier, Chief Executive Officer



Date: January 20, 2003         By: /s/ Nathalie Cormier, Chief Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

     In connection with the Quarterly Report of Transform Pack International, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hans Meier, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 20, 2003         By: /s/ Hans Meier, Chief Executive Officer

     In connection with the Quarterly Report of Transform Pack International, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nathalie Cormier, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 20, 2003         By: /s/ Nathalie Cormier, Chief Financial Officer

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



Date: January 20, 2003               By: /s/ Hans Meier, Chief Executive Officer

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



Date: January 20, 2003         By: /s/ Nathalie Cormier, Chief Financial Officer