Form 10QSB
period 2003-02-28
TRANSFORM PACK INTERNATIONAL INC
filed 2003-05-06
CIK 1118847

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2003, there were 12,108,957 shares of common stock outstanding.

                                   FORM 10-QSB
                       TRANSFORM PACK INTERNATIONAL, INC.

                                      INDEX

                                                                            Page

PART I.       Item 1.  Financial Information                                  3

              Consolidated Balance Sheets at February 28, 2003                3
              (Unaudited)
                and May 31, 2002

              Consolidated Statements of Operations for the Three and         4
              Nine Months
                ended February 28, 2003 and 2002 (Unaudited)

              Consolidated Statements of Shareholders' Deficiency for the     5
                Quarters Ended February 28, 2003 and 2002 (Unaudited)

              Consolidated Statements of Cash Flows for the Three and         6
              Nine Months Ended
                February 28, 2003 and 2002 (Unaudited)

              Notes to the Consolidated Financial Statements                  7

              Item 2.  Management's Discussion and Analysis or Plan of       15
              Operation
              Item 3.  Controls and Procedures                               16

PART II.      Other Information                                              16

              Item 2.  Changes In Securities and Use of Proceeds             16

              Item 5.  Other Information                                     17

              Item 6. Exhibits and Reports on Form 8-K                       17

Signatures                                                                   17

                                     PART I.
                          Item 1. Financial Information

                     TRANSFORM PACK INTERNATIONAL INC.
                        CONSOLIDATED BALANCE SHEETS

                           (in Canadian dollars)

                                (Unaudited)

                                                          As at          As at
                                                    February 28         May 31
                                                           2003           2002
-------------------------------------------------------------------------------


                                   ASSETS
Current
    Accounts receivable (Note 3)                     $    50,261     $  123,006
    Inventory                                             40,347         79,387
    Prepaid expense                                          922          6,575
                                                     -----------     ----------

                                                          91,530        208,968
Capital assets (Note 4)                                  350,787        383,166
Investment in affiliate (Note 5)                           2,000          2,000
                                                     -----------     ----------

                                                     $   444,317     $  594,134
                                                     ===========     ==========

                                LIABILITIES
Current
    Bank indebtedness(Note 6)                        $   426,004     $  419,479
    Accounts payable and accrued liabilities
      (Note 7)                                           364,216        475,534
    Current portion of long-term debt (Note 8)            66,951         66,176
    Current portion of redeemable preferred shares
      (Note 9)                                           566,250        120,000
                                                     -----------     ----------

                                                       1,423,421      1,081,189
Long-term debt (Note 8)                                  406,760        365,848
Non-controlling interest in preferred
  equity of a subsidiary (Note 9)                              -        446,250
Due to shareholders (Note 10)                            231,077        194,077
                                                     -----------     ----------


                                                       2,061,258      2,087,364
                                                     -----------     ----------

                          SHAREHOLDERS' DEFICIENCY


Share capital and warrants                             2,130,820      2,065,812
Deficit                                               (3,747,761)    (3,559,042)
                                                     -----------    -----------

                                                      (1,616,941)    (1,493,230)
                                                     -----------    -----------

                                                     $   444,317    $   594,134
                                                     ===========    ===========

See accompanying notes to financial statements

                          TRANSFORM PACK INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
               THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                (in Canadian Dollars)

                                     (Unaudited)

                                           Three        Three         Nine         Nine
                                          months       months       months       months
                                           Ended        Ended        Ended        Ended
                                     February 28  February 28  February 28  February 28
                                            2003         2002         2003         2002
---------------------------------------------------------------------------------------
Revenue                              $    91,480  $    40,666  $   302,738  $ 1,173,019
                                     -----------  -----------  -----------  -----------


Cost of sales                             79,766       37,388      191,045      626,923
Selling, general and administrative
  expenses                                74,092      150,931      270,254      649,418
Research and development expense           4,120          165        5,024        6,757
Other income                              (1,710)      (1,700)      (5,130)      (3,200)
                                     -----------  -----------  -----------  -----------

                                         156,268      186,784      461,193    1,279,898
                                     -----------  -----------  -----------  -----------

Loss before interest expense             (64,788)    (146,118)    (158,455)    (106,880)
Interest expense - long-term               6,302          883       12,577        4,740
                 - other                   1,994        5,991       17,687       26,101
                                     -----------  -----------  -----------  -----------

Net loss                             $   (73,084) $  (152,942) $  (188,719) $  (137,721)
                                     -----------  -----------  -----------  -----------

Basic and diluted loss per share     $    (0.006) $    (0.010) $    (0.016) $    (0.012)
                                     ===========  ===========  ===========  ===========

Weighted average number of common
  shares outstanding                  11,935,624   11,418,957   11,745,624   11,418,957
                                     ===========  ===========  ===========  ===========


See accompanying notes to financial statements

                          TRANSFORM PACK INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                FOR THE QUARTER ENDED FEBRUARY 28, 2003 AND 2002

                                (in Canadian Dollars)

                                     (Unaudited)

                                       Warrants            Share Capital
                                  -------------------  ----------------------
                                    Shares    Amount     Shares      Amount      Deficit       Total
-------------------------------------------------------------------------------------------------------
Balance - May 31, 2000                    -  $      -  10,910,957  $1,139,847  $(1,927,269) $  (787,422)
Net loss                                  -         -        -              -     (864,432)    (864,432)
Issue of common stock by
 Transform Pack International
 Inc. to employee                   100,000         -     100,000      75,500            -       75,500
Issue of common stock by
 Transform Pack International Inc.  408,000    48,545     408,000      59,420            -      307,965
                                  ---------  --------  ----------  ----------  -----------  -----------

Balance - May 31, 2001              508,000    48,545  11,418,957  $1,474,767   (2,791,701)  (1,268,389)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net earnings                                                                        86,151       86,151
Balance-August 31, 2001             508,000    48,545  11,418,957   1,474,767   (2,705,550)  (1,182,238)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                           (70,930)     (70,930)
Balance-November 30, 2001           508,000    48,545  11,418,957   1,474,767   (2,776,480)  (1,253,168)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                          (152,942)    (152,942)
Balance-February 28, 2002           508,000    48,545  11,418,957   1,474,767   (2,929,422)  (1,406,110)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                          (629,620)    (629,620)
Issue of share rights to employee   700,000   542,500                                           542,500
Balance-May 31, 2002              1,208,000   591,045  11,418,957   1,474,767   (3,559,042)  (1,493,230)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                           (18,651)     (18,651)
Issue of Common Stock                                      50,000      15,000                    15,000
Balance-August 31, 2002           1,208,000   591,045  11,468,957   1,489,767   (3,577,693)  (1,496,881)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                           (96,984)     (96,984)
Balance-November 30, 2002         1,208,000   591,045  11,468,957   1,489,767   (3,674,677)  (1,593,865)
                                  ---------  --------  ----------  ----------  -----------  -----------

Net loss                                                                           (73,084)     (73,084)
Issue of Common Stock                                     640,000      50,008                    50,008
Balance-February 28, 2003         1,208,000  $591,045  12,108,957  $1,539,775  $(3,747,761)  (1,616,941)
                                  ---------  --------  ----------  ----------  -----------  -----------

See accompanying notes to financial statements

                          TRANSFORM PACK INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                (in Canadian dollars)

                                     (Unaudited)

                                                      Three        Three         Nine         Nine
                                                     months       months       months       months
                                                      Ended        Ended        Ended        Ended
                                                February 28  February 28  February 28  February 28
                                                       2003         2002         2003         2002
--------------------------------------------------------------------------------------------------
Net inflow (outflow) of cash and cash
 equivalents related to the following
 activities:

Operating
    Net loss                                    $   (73,084) $  (152,942) $  (188,719) $  (137,721)
    Items not affecting cash Amortization            19,575       22,058       58,838       65,882

    Changes in non-cash working capital items
       Accounts receivable                           15,863        5,408       72,745      184,828
       Inventory                                     31,659        6,556       39,040       66,680
       Prepaid expenses                                 977        4,393        5,653       (2,229)
       Accounts payable                             (69,008)      88,593      (62,418)    (125,453)
                                                -----------  -----------  -----------  -----------

                                                    (74,018)     (25,935)     (74,861)      51,987
                                                -----------  -----------  -----------  -----------
Financing
    Proceeds on long-term debt                       68,231            -       68,231            -
    Repayment of long-term debt                      (6,667)      (8,844)     (26,544)     (48,061)
    Eue to (from) shareholders                       10,000            -       37,000      (12,000)
    Proceeds from bank indebtedness                   4,981       34,779        6,525       18,083
                                                -----------  -----------  -----------  -----------

                                                     76,545       25,935       85,212      (41,978)
                                                -----------  -----------  -----------  -----------
Investing
    Proceeds from issuance of capital stock           1,108            -       16,108            -
    Acquisition of capital assets,
     net of government assistance received           (3,635)           -      (26,459)     (10,009)
                                                -----------  -----------  -----------  -----------

                                                     (2,527)           -      (10,351)     (10,009)
                                                -----------  -----------  -----------  -----------

Net outflow of cash and cash equivalents                  -            -            -            -
Cash and cash equivalents, beginning of period            -            -            -            -
                                                -----------  -----------  -----------  -----------

Cash and cash equivalents, end of period        $         -  $         -  $         -  $         -
                                                ===========  ===========  ===========  ===========

See accompanying notes to financial statements

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

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

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended February 28, 2003, the Company incurred net losses and negative cash flows from operations. Also, as of May 31, 2002 and February 28, 2003, the Company had a net shareholders' deficiency in assets. These factors, among others, indicated that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately obtain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

     On December 19, 2002, the Company announced that it had entered into a letter of intent to acquire all the outstanding capital stock of Quantum HIPAA Consulting Group Inc., of Miami, Florida, through reverse takeover. Completion of the transaction is contingent upon negotiation of a definitive acquisition agreement, completing mutual due diligence review, and satisfaction of other conditions.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION (continued)

     Interim Financial Statements

     These unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the nine months ended February 28, 2003 are not necessarily indicative of the results of operations for the entire year.


2.   ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

     a)   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation. All inter-company transactions have been eliminated.

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

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

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

2.   ACCOUNTING POLICIES (continued)

     j)   Basic and Diluted Loss per Share

          Basic loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted loss per share has not been presented as it would be anti-dilutive.

          Loss per share

          The following table sets forth the computation of loss per share:

                              Quarter           Quarter           Nine Months   Nine Months
                              Ended             Ended             Ended         Ended
                              February 28,      February 28,      February 28,  February 28,
                              2003              2002              2003          2002
                              --------------------------------------------------------------
          Numerator:

          Net Loss            $   (73,084)      $  (152,942)      $  (188,719)  $  (137,721)

          Denominator:

          Weighted average
           number of shares
           outstanding during
           the period          11,935,624        11,418,957        11,745,624    11,418,957


          Loss per share      $    (0.006)      $   (0.010)       $    (0.016)  $   (0.012)
------------------------------------------------------------------------------------------

     k)   Revenue Recognition

          Transform Pack International Inc. recognizes revenue from spice sheet manufacturing after a purchase order has been received, the sheets have been completed and shipped to the customer, and collection is reasonably assured.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------



3.   ACCOUNTS RECEIVABLE
                                                   February 28         May 31
                                                          2003           2002
                                                   -----------    -----------

     Accounts receivable - trade                   $    40,002    $   123,006
     Sales tax receivable                               10,259              -
                                                   -----------    -----------

                                                   $    50,261    $   123,006
                                                   ===========    ===========


4.   CAPITAL ASSETS
                                                              Net Book Value
                                                           ---------------------
                                              Accumulated  February 28  May 31
                                      Cost    Amortization     2003      2002
                                    --------  ------------ ----------  ---------

     Machinery and equipment        $731,511  $   429,178  $  302,333  $356,821
     Leasehold improvements           51,802       51,802           -         -
     Office furniture and equipment   63,172       49,919      13,253    16,154
     Lab equipment                    27,504       17,932       9,572     7,121
     Patents                          83,087       41,168      41,919    23,777
                                    --------  ------------ ----------  ---------

                                     957,076      589,999     367,077   403,873
     Government assistance           (64,972)     (48,682)    (16,290)  (20,707)
                                    --------  ------------ ----------  ---------

                                    $892,104  $   541,317  $  350,787 $ 383,166
                                    ========  ============ ========== ==========

5.   INVESTMENT IN AFFILIATE

     Transform Pack Inc. owns 10,000 shares of Transform Pack GmbH Europe which represents a 2% ownership of the total common shares issued. This investment has been accounted for at cost.

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

6.   BANK INDEBTEDNESS

     Transform Pack Inc. has an approved line of credit of $298,500 bearing interest at prime (4.50% at February 28, 2003) plus 1 1/8%, which is guaranteed by certain shareholders of the Company. At February 28, 2003, the full amount of this line of credit had been drawn plus an additional $57,401 of interest is outstanding. The Company also has $207,000 in approved line of credit facilities, bearing interest at rates between prime (4.50% at February 28, 2003) plus 1 1/2% and prime plus 2%, secured by general assignment of book debts, inventory and a guarantee from the Province of New Brunswick in the amount of $132,000. At February 28, 2003, $55,000 had been drawn under this facility.


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                   February 28         May 31
                                                          2003           2002
                                                   -----------    -----------

     Accounts payable - trade                      $   318,966    $   390,854
     Payroll deductions payable                         17,610         13,766
     Accrued liabilities                                27,640         70,914
                                                   -----------    -----------

                                                   $   364,216    $   475,534
                                                   ===========    ===========

     During the quarter ended February 28, 2003, accounts payable in the amount of $48,900 were repaid through the issuance of shares.

8.   LONG-TERM DEBT

                                                   February 28         May 31
                                                          2003           2002
                                                   -----------    -----------


     Bank loan, repayable in monthly principal
     payments of $1,667 plus interest at prime
     (4.50% at February 28, 2003) plus 1.75%,
     through the Small Business Loan Act, secured
     by a chattel mortgage on specific machinery
     and equipment.                                $    53,333   $    68,333

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

                              (in Canadian dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

8.   LONG-TERM DEBT (continued)

                                                   February 28         May 31
                                                          2003           2002
                                                   -----------    -----------

     ACOA loan, repayable in 62 consecutive
     monthly installments of $5,772 followed by
     one final installment of $5,827 commencing
     October 1, 2002 non-interest bearing.         $   352,147    $   363,691

     ACOA loan, repayable in monthly
     installments of $2,362 commencing March 1,
     2004, non-interest bearing.                        68,231              -
                                                   -----------    -----------

                                                       473,711        432,024
     Less:  Current portion                             66,951         66,176
                                                   -----------    -----------

                                                   $   460,760    $   365,848
                                                   ===========    ===========


9.   REDEEMABLE PREFERRED SHARES OF TRANSFORM PACK INC.

     Authorized:
          Class A preferred shares, $10 par value, non-voting, non-cumulative 10% dividend rate, redeemable at par, unlimited number

                                                   February 28         May 31
                                                          2002           2002
                                                   -----------    -----------

     Issued:
          56,625 Class A preferred shares          $   566,250    $   566,250
          Current portion                             (566,250)      (120,000)
                                                   -----------    -----------

                                                   $         -    $   446,250
                                                   ===========    ===========

                        TRANSFORM PACK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003

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

     The Company has not made any redemption and is now in default under its agreement with the Province of New Brunswick. The Province has provided the Company with written documentation that they have agreed to defer the redemption of these preferred shares to August 31, 2003.


10.  DUE TO SHAREHOLDERS

     Of  the  amount  due  to  shareholders,   $139,077  (2001  -  $139,077)  is
     interest-free with no fixed terms of repayment. The remaining $92,000 (2001
     - $55,000) bears interest at 10% and is due on demand.


11.  REVENUE FROM MAIN CUSTOMERS

     For the nine months ended February 28, 2003, approximately 38.43% (2002 - 66%) of the Company's total revenue is derived from one customer (different customer in 2002).

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

Results of Operations

Three and Nine Months Ended February 28, 2003 and February 28, 2002

Transform Pack had net sales of $91,480 and $40,666 for the three months ended February 28, 2003 and February 28, 2002, respectively. For the nine months ended February 28, 2003 and February 28, 2002, the company had net sales of $302,738 and $1,173,019 respectively. This decrease is mainly due to the failure of a contractual agreement with Tilia, Inc. We believe that the main reason for this failure lays in Tilia's decision to sell the product in a poorly designed package at an overly inflated price. However, Tilia's marketing efforts with our product have only been suspended, not cancelled. For the nine months ended February 28, 2003, approximately 38.43% of the Company's total revenue is derived from one customer as compared to 66% for the nine months ended February 28, 2002 (a different customer).

Cost of sales for the three-months ended February 28, 2003 and February 28, 2002 were $79,766 and $37,388 respectively. For the nine months ended February 28, 2003 and February 28, 2002, cost of sales were $191,045 and $626,923 respectively. Such costs, as a percentage of net sales for the nine months ended February 28, 2003 and February 28, 2002, were 63% and 53% respectively. This percentage increase is directly attributed to an increase in raw material costs.

Selling, general and administrative expenses for the three-month period ended February 28, 2003 and February 28, 2002 were $74,092 and $150,931 respectively, a decrease of 51%. For the nine months ended February 28, 2003 and February 28, 2002, selling, general and administration expenses were $270,254 and $649,418 respectively, a decrease of 58%. These decreases are generally due to a decrease in accounting fees, courier expenses, wages for head office and board of directors expenses.

Interest expense for the three months ended February 28, 2003 and February 28, 2002 were $8,296 and $6,824 respectively. For the nine months ended February 28, 2003 and February 28, 2002, interest expense were $30,264 and $30,841 respectively.

Due to the foregoing, Transform Pack generated net losses of $73,084 and $152,942 for the three months ended February 28, 2003 and February 28, 2002, respectively. For the nine months ended February 28, 2003 and February 28, 2002, the company generated a net loss of $188,719 and a net loss of $137,721 respectively.

Liquidity and Capital Resources

At February 28, 2003, Transform Pack had a working capital deficit of $1,331,891 as compared to a working capital deficit of $872,221 at May 31, 2001.

Cash outflow from operations for the nine-month period ended February 28, 2003 totaled $74,861 compared to a cash inflow from operations of $51,987 in the nine-month period ended February 28, 2002. Cash outflow consisted of a decrease in inventory of $39,040, a decrease of $62,418 in payables, a decrease of $5,653 in prepaid expenses and a decrease of $72,745 in accounts receivable.

Cash inflow from our financing activities was $85,212 for the nine-month period ended February 28, 2003, compared to a cash outflow of $41,978 for the nine-month period ended February 28, 2002. The cash inflow mainly consisted of an increase of $37,000 in due to related parties and proceeds from long-term debt of $68,231.

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

Item 3.  Controls and Procedures

With the participation of management, Transform Pack's chief executive officer and chief financial officer evaluated our disclosure controls and procedures on March 31, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Transform Pack's filing of its quarterly report on Form 10-QSB for the quarterly period ended February 28, 2003.

Subsequent to March 31, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended February 28, 2003, there have been no significant changes in Transform Pack's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds

In December 2002 the Company raised US$6,000 (Cdn$9,368) through the sale of 120,000 shares of restricted common stock to an individual residing in New Zealand in reliance on the exclusion from registration set forth in Regulation S promulgated under the Securities Act of 1933.

In January 2003 the Company issued 520,000 shares of restricted common stock to SRC Funding, Inc. in exchange for the cancellation of US$26,000 (Cdn$40,640) of liabilities owed to that company. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Based on information provided by the investor, we believe the investor was an accredited investor within the meaning of Rule 501 of Regulation D.

Item 5. Other Information

On December 19, 2002, Transform Pack announced that it had entered into a letter of intent to acquire all of the outstanding capital stock of Quantum HIPAA Consulting Group Inc., of Miami Florida, through reverse takeover. Quantum HIPAA Consulting Group is in the business of providing consulting and advisory services to the health care industry on complying with the statutory and regulatory requirements under the Health Insurance Portability and Accountability Act. Completion of the transaction is contingent upon negotiation of a definitive acquisition agreement, completing mutual due diligence review, and satisfaction of other conditions. There is no assurance these conditions will be satisfied and the acquisition ultimately consummated.

Item 6. Exhibits and Reports on Form 8-K

Exhibits: The certificate required by Section 906 of the Sarbanes-Oxley Act of 2002 is presented in Exhibit 99.1

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSFORM PACK INTERNATIONAL, INC.



Date: April 30, 2003           By: /s/ Hans Meier, Chief Executive Officer



Date: April 30, 2003           By: /s/ Nathalie Cormier, Chief Financial Officer

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



Date: April 30, 2003                 By: /s/ Hans Meier, Chief Executive Officer

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



Date: April 30, 2003           By: /s/ Nathalie Cormier, Chief Financial Officer