Form 10QSB
period 2003-07-31
TRANSFORM PACK INTERNATIONAL INC
filed 2003-09-22
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: JULY 31, 2003

                        COMMISSION FILE NUMBER: 000-31727


                       TRANSFORM PACK INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                              41-1886254
      ------------------------------                 -------------------
      State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                 Identification No.)


            12230 Forest Hill Blvd., Suite 157, Wellington, FL 33414
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (561) 227-1597
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

                                  YES X    NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 19, 2003, the number of the Company's shares of par value $.004 common stock outstanding was 32,968,957.

                                      INDEX




   Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements-Unaudited

           Condensed Balance Sheet                                             3

           Condensed Statements of Operations                                  4

           Condensed Statement of Changes in Deficiency in Assets              5

           Condensed Statements of Cash Flows                                  6

           Notes to Condensed Consolidated Financial Statements                7

   Item 2- Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                          11

   Item 3- Controls and Procedures                                            13


   PART II - OTHER INFORMATION                                                13


   SIGNATURES                                                                 14

PART I

ITEM 1.  FINANCIAL INFORMATION.



                       Transform Pack International, Inc.
                             Condensed Balance Sheet
                        (A Development Stage Enterprise)
                                  July 31, 2003
                                   (unaudited)

ASSETS

Current assets:
       Cash                                                           $   4,759
                                                                      ----------
       Total current assets                                               4,759

Property and equipment, net of accumulated
  depreciation of $2,597                                                  1,263
Other assets                                                             12,523
                                                                      ----------

Total assets                                                          $  18,545
                                                                      ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable and accrued liabilities                       $ 236,761
       Notes payable - shareholder                                      183,612
                                                                      ----------

Total current liabilities                                               420,373


Commitments and contingencies


Deficiency in assets                                                   (401,828)
                                                                      ----------

Total liabilities and deficiency in assets                            $  18,545
                                                                      ==========










            See accompanying notes to condensed financial statements.

                       Transform Pack International, Inc.
                        Condensed Statement of Operations
                        ( A Development Stage Enterprise)
                  For the Periods Ended July 31, 2003 and 2002
                                   (unaudited)

                                                                           For the
                                                                            period
                                                                           July 24,
                           For the three months    For the nine months       2001
                                  ended                  ended            (inception)
                          ----------------------  ----------------------      to
                           July 31,    July 31,    July 31,    July 31,    July 31,
                             2003        2002        2003        2002        2003
                          ----------  ----------  ----------  ----------  ----------
Expenses Representing
  Net Loss                $   71,569  $   21,870  $  131,000  $   70,004  $  344,976
                          ==========  ==========  ==========  ==========  ==========










Basic and diluted
  loss per common share   $    0.002  $    0.001  $    0.005  $    0.003  $    0.013
                          ==========  ==========  ==========  ==========  ==========


Weighted average
  number of common shares
  outstanding             30,632,861  27,000,000  28,345,100  27,000,000  27,497,578
                          ==========  ==========  ==========  ==========  ==========












            See accompanying notes to condensed financial statements.

                       Transform Pack International, Inc.
             Condensed Statement of Changes in Deficiency in Assets
                                  July 31, 2003
                                   (unaudited)

                              Common Stock
                             par value $.004
                                per share
                                40,000,000
                                authorized      Additional
                           --------------------  Paid-in   Accumulated  Total
                           # of Shares  Amount   Capital    Deficit     Equity
                           ----------- -------- ---------- ---------- ----------

Balance 7/24/01 (inception) 27,000,000 $108,000 $ (88,000) $       -  $  20,000

Net loss                             -        -         -  $(127,576) $(127,576)
                           ----------- -------- ---------- ---------- ----------

Balance 10/31/01            27,000,000 $108,000 $ (88,000) $(127,576) $(107,576)


Net Loss                             -        -         -    (86,400)   (86,400)
                           ----------- -------- ---------- ---------- ----------
Balance at 10/31/02
                            27,000,000  108,000   (88,000)  (213,976)  (193,976)


Net Loss                             -        -         -   (131,000)  (131,000)


Merger with TPII             5,108,957   20,436  (141,288)         -   (120,852)
Sale of common stock
for cash                       440,000    1,760     42,240         -     44,000
                           ----------- -------- ---------- ---------- ----------

Balance at 7/31/03         $32,548,957 $130,196 ($187,048) ($344,976) ($401,828)
                           =========== ======== ========== ========== ==========








           See accompanying notes to condensed financial statements.

                                                  Nine       Nine      July 24,
                                                 months     months       2001
                                                  ended     ended    (Inception)
                                                 July 31,  July 31,  to July 31,
                                                   2003      2003       2003
                                                ---------- --------- -----------

OPERATING ACTIVITIES
 Net (loss)                                     $(131,000) $(70,004)   (344,976)
                                                ---------- --------- -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                     939       932       2,597
 Changes in operating assets and liabilities:
    Increase in other assets                         (702)               (2,523)
    Increase (decrease) in accounts payable
     and accrued liabilities                       97,120   (16,417)    115,909
                                                ---------- --------- -----------
    Total adjustments                              97,357   (15,485)    115,983
                                                ---------- --------- -----------
       Net cash used in operating activities
                                                  (33,643)  (85,489)   (228,993)
                                                ---------- --------- -----------
INVESTING ACTIVITIES
 Purchase of property and equipment                  (130)               (3,860)
 Investment in related companies                  (10,000)              (10,000)
                                                ---------- --------- -----------
       Net cash provided by (used in)
        investing activities                      (10,130)        -     (13,860)
                                                ---------- --------- -----------

FINANCING ACTIVITIES
 Proceeds from note payable                         4,532    84,934     183,612
 Proceeds from issuance of common stock            44,000                64,000
                                                ---------- --------- -----------

Net cash provided by financing activities          48,532    84,934     247,612
                                                ---------- --------- -----------


Net increase (decrease) in cash                     4,759      (555)      4,759


Cash at beginning of period                             -       555           -
                                                ---------- --------- -----------


Cash at end of period                           $   4,759  $     (0) $    4,759
                                                ========== ========= ===========


       Supplemental disclosures of cash flow
       information:
         Cash paid during the period for interest                    $        -

       Supplemental disclosures of non-cash
       investing and financing activities:
          Assumption of Liabilities of Transform
          Pack International, Inc.              $ 120,852            $  120,852





            See accompanying notes to condensed financial statements.

TRANSFORM PACK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2003


NOTE 1:  DESCRIPTION OF COMPANY

On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc (Quantum"). The merger with Quantum was accounted for as a non-operating public company. The Company is a development stage enterprise which will provide medical practice and HIPAA compliance consulting services to the health care industry. (See Note 4)

The accompanying condensed financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders' deficit.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

TRANSFORM PACK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not recognized any benefit of such net operation loss carryforwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS ') No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003, which did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Adoption of SFAS No. 14 8 did not have a material impact on the Company's financial statements.

TRANSFORM PACK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The Company is currently assessing the impact of SFAS No. 150, which is not expected to have a material impact on the Company's financial statements.


NOTE 3:  BASIS OF PRESENTATION FOR INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-QSB and Article 10 of Regulation SB of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

It is recommend that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended October 31, 2002, found in the Company's Form 8-K

TRANSFORM PACK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2003

NOTE 4: MERGER WITH QUANTUM HIPAA CONSULTING, INC.

Effective May 28, 2003, the Company consummated a merger pursuant to a merger agreement with Quantum HIPAA Consulting, Inc. Quantum HIPAA Consulting, Inc developed a training compact disc and manuals to instruct the healthcare industry on the implementation of the regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

The Company completed the merger by issuing 27,000,000 million shares of Common Stock to the sole shareholder of Quantum, in exchange for all the issued and outstanding shares of Quantum. For accounting purposes, the acquisition will be treated as a recapitalization of the Company. The value of the net assets of the Company after the acquisition was completed is the same as their historic book value.

On May 30 2003, in accordance with the agreement, the Company sold its wholly owned subsidiary, Transform Pack, Inc. (TPI) to certain previous shareholders and investors of the Company. Transform Pack, Inc. and its shareholders have agreed to assume and indemnify the Company for all operating debts of the Company.

NOTE 5: OTHER COMMON STOCK TRANSACTIONS

In July 2003, the company sold 440,000 shares of common stock and 220,000 warrants with exercise price of $.25 per share and 220,000 warrants with an exercise price of $.40 per share for $44,000. The warrants are exercisable anytime before 5:00 pm March 31, 2006.

NOTE 6: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The current note balance is $4,532

In July 2003, the Company purchased a 20% interest Renaissance Health Systems, Inc. for $5,000 from a shareholder of the Company. Renaissance Health Systems is a development stage enterprise in the health care business. Additionally, the Company purchased a 20% interest in Quantum Medical Technologies, Inc. for $5,000 from a shareholder of the Company. Quantum Medical Technologies, Inc. is a development stage enterprise in the medical technologies business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended July 31, 2003 and July 31, 2002, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, economic trends for consumer advertisers, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

The Company is a development stage company that over the last two years has expensed material sums in creating procedures, manuals and systems to assist the medical community in the implementation of medical regulations. Though the Company has materially finished developing its training programs, additional updates and deployment will be required.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from its development and organization activities and has negative working capital and shareholders' deficit. Under normal conditions, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that the Company will be able to successfully implement its plans to generate additional investor interest and raise additional capital, or if such plans are successfully implemented, that the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, it may be required to modify its growth and developmental plans, and even be forced to severely limit development operations completely.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. See "Liquidity and Capital Resources," below.


Results of Operations

Three months ended July 31, 2003 and 2002

The expenses for the quarter ended July 31, 2003 were $71, 569 compared to $21,870 for the quarter July 31, 2002. The increase was primarily due to an increase in salaries and consulting fees.

Nine months ended July 31, 2003 and 2002

The expenses for the nine months ended July 31, 2003 were $131,000 compared to $70,004 for the nine months ended July 31, 2002. The increase was primarily due to an increase in salaries and interest expense. The increase in interest expense generated from the installment note issued for the acquisition of certain intellectual property integral to the Company's business.

Liquidity and Capital Resources

At July 31, 2003, the Company had working capital deficit of $415,614 as compared to a working capital deficit of $179,400 at July 31, 2002.

Cash inflow from financing activities was $48,532 for the nine months ended July 31, 2003, compared $84,934 for the nine months ended July 31, 2002. The decrease was due to a reduction in funds advanced by the majority shareholder.

The Company's development plan is to identify, negotiate with and acquire business and services that will allow the Company to provide comprehensive consulting services, technological, strategic intelligence and systems that will allow the small to medium size medical organization to provide better care, better medical outcomes and earn more profit. The Company expect to acquire the candidate businesses after extensive due diligence, and then to acquire the business enterprise including cash flow by issuing stock, notes and cash. The Company expects to secure financing for the acquisition by selling common and/or preferred shares, issuing debt or notes and by leveraging the potential acquisition. There is no assurance that the Company will be able to execute on its plans and clearly additional financing will be needed to develop and implement its business plan.

ITEM 3. CONTROLS AND PROCEDURES

Our Management, which includes only one officer acting as both CEO and our CFO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.


                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not a party to any litigation.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

As of June 30, 2003, the Company is in default of a $ 179,080 obligation to the Company's President and largest shareholder. He has not declared the note in default as of this time.

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other Information

On September 3, 2003, Ms. Nathalie Cormier, a director of the company, resigned as a director.

The Company expects to submit in the near future to the shareholders for a vote, the reincorporation of the Company in Nevada. This will change the Company's name and stock symbol members and affect a reverse stock split.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

On or about June 11, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting under Items 1 and 2 a change in control, the acquisition of Quantum HIPAA Consulting Group, Inc., and the sale of a subsidiary.

On August 29, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting under Item 8 a change in fiscal year to October 31.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   31.1          31        Certification of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          32        Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                            TRANSFORM PACK INTERNATIONAL, INC.


Date: September 22, 2003

                                    /S/ Noel J. Guillama
                            BY: _____________________________________

                                    Noel J. Guillama, President