Form 10KSB
period 2003-10-31
QUANTUM GROUP INC /FL
filed 2004-02-13
CIK 1118847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE MONTH PERIOD ENDED OCTOBER 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31727

                                   ----------

                             THE QUANTUM GROUP, INC.
                (Name of registrant as specified in its charter)

         NEVADA                                         APPLIED FOR
(State or other jurisdiction of              (I.R.S. Employer Identification No)
Incorporation or organization)

                       12230 FOREST HILL BLVD. / SUITE 157
                            WELLINGTON, FLORIDA 33414
               (Address of principal executive offices) (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (561) 227-1597
       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year: $0

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $642,846 (computed using the closing price of $.70 per share of Common Stock on January 30, 2004 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates). The shares and market price have been retroactively adjusted for a 1 for 10 stock split.

         There were 3,368,137 shares of the registrant's Common Stock, par value $.001 per share, outstanding on January 30, 2004. The outstanding shares have bee retroactively adjusted for a 1 for 10 stock split.

AVAILABLE INFORMATION
---------------------

The public may read and copy any materials filed by The Quantum Group (referred to throughout this Report as "our company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission at http://www.sec.gov


FORWARD LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 14-C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "would," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

CONTEXT
-------

         The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 14-C dated January 7, 2004 as filed by the Company with the Securities and Exchange Commission incorporated here by reference.


                             The Quantum Group, Inc.

                 FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
PART  I                                                                    ----

Item  1.      Description of Business.........................................4
Item  2.      Description of Property........................................23
Item  3.      Legal Proceedings..............................................23
Item  4.      Submission of Matters to a Vote of Security Holders............23

PART  II

Item  5.      Market for Common Equity and Related Stockholder Matters.......23
Item  6.      Management's Plan of Operation.................................25
Item  7.      Financial Statements...........................................30
Item  7A      Quantitative and qualitative disclosures about market risk.....30
Item  8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................31
Item 8A       Controls and Procedures........................................31

PART  III

Item  9.      Directors and Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a) of the
              Exchange Act...................................................33
Item  10.     Executive Compensation.........................................36
Item  11.     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder matters.....................37
Item  12.     Certain Relationships and Related Transactions.................39
Item  13.     Exhibits, List and Reports on Form 8-K.........................40

SIGNATURES...................................................................41

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Quantum Group, Inc. (the terms "Company", "us" "TQGI" and/or "we" and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a recently organized Nevada corporation created for the sole purpose to reorganize and change domicile of the predecessor company, Transform Pack International, Inc. (TPII). Transform Pack was originally formed as a Minnesota corporation in February 1975 under the name Automated Multiple Systems, Inc., subsequently changed its name to Stylus, Inc., and then changed its name to Cybernetics, Inc. in December 1997. Throughout the early years of the corporation, its business and management were located in Minnesota. However, since 2000 the business and management of Transform Pack have been located in Moncton, New Brunswick, and as of May 29, 2003 in Wellington, Florida.

         On May 28, 2003, Transform Pack completed the acquisition of Quantum HIPAA Consulting Group, Inc., a Florida Corporation based in Wellington, Florida. Quantum HIPAA Consulting Group is in the business of advising the healthcare industry on the implementation of regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Transform Pack made the acquisition by issuing 27,000,000 shares of Common Stock ($0.004 par value) to Noel J. Guillama, the sole stockholder of Quantum HIPAA Consulting Group, in exchange for all the issued and outstanding shares of Quantum HIPAA Consulting Group. As a result, Mr. Guillama is now the direct and beneficial owner of approximately 78.98% percent of the issued and outstanding shares of The Company. Prior to the acquisition of Quantum HIPAA Consulting Group, there was no affiliation or other relationship between Transform Pack and Quantum HIPAA Consulting Group or Mr. Guillama.

         Since Transform Pack no longer has any business or management connection with the state of Minnesota, the Board of Directors determined late in 2003, that the corporation could benefit from changing its domicile to a state such as Nevada. Recently, with the ratification by the Shareholders on January 30, 2004, and subject to filing the appropriate documentation with the state of Nevada, the reorganization will be completed.

         The Company is a development stage company with no current revenues. As of February 6, 2004 management's efforts have been primarily in market research, business development, negotiations of various Letters of Intent and due diligence on potential acquisitions, joint ventures and licensing agreements. Its business model today is to become a leading provider of services to the healthcare industry in three complementary areas. Those include: outsourcing for physicians, Managed Care Organizations, healthcare facilities, physician associations; developing new technologies that will create a more effective and responsive healthcare system; and providing leading edge healthcare services to consumers.

         In developing this model, the Company recently purchased 20% interest from our major shareholder in two companies which he was developing. These companies are Quantum Medical Technologies, Inc. (QMT) (a Florida corporation) and Renaissance Health Systems, Inc. (RHS) (a Florida corporation). Both QMT and RHS are also development stage companies. In both cases each company has a Letter of Intent (LOI) to develop products and services with institutions in the healthcare field; however, the capital has not been secure at this time to exploit these opportunities. Management believes that with a more complex and complementary model the Company is more likely to obtain financing that in the end will produce results for shareholders.

         At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 post reverse shares to the shareholders of both QMT and RHS for the 80% of each of those companies the company does not own today. Control in the Company will not change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common share of the Company today. The final merger is not expected to be consummated until documentation is completed.

         Once the acquisition is completed, the Company will be organized in three key operating divisions consisting of:

     >> THE QUANTUM GROUP, as the parent company, will provide outsourcing to physicians and healthcare organizations. Our services will include: privacy consulting, human resources management, managed care contracting, government compliance, financial management, facilities management, venture management, and healthcare venture/merchant banking. The company has identified potential acquisitions to give it a core group of services, such as medical billing and collections, consulting and financial services.

     >> QUANTUM MEDICAL TECHNOLOGIES (QMT). The QMT team has spent 4 years in the development of technology systems to increase the efficiency of the healthcare system. The company has in development process three PATENT PENDING business processes.

     >> RENAISSANCE HEALTH SYSTEMS (RHS). RHS is organized as a new breed, next generation Community Health System (CHS), contracting with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with one Florida MCO.

     Success in developing the Company will be highly dependant on the Company's ability to attract capital, people and contracts and on management's ability to manage a complex organization.

     MISSION STATEMENT:

     To identify and pursue leading edge opportunities within the healthcare industry and bring significant return on investment ("ROI") to all shareholders, employees and the community at large.

     VISION STATEMENT:

     As the US healthcare system nears its most critical period, The Quantum Group seeks to develop efficient, quality, proactive, cost effective and innovative healthcare solutions through the integration of intelligence, products, services, technology, and outsourcing. This will permit the healthcare industry to effectively deliver highly personal, quality-focused healthcare services in a cost effective and profitable manner.

     VALUES STATEMENT:

     To increase the value of our shareholders, provide leadership in our industry, our community and our employees, and provide our patients with the absolute best possible products and services.

BUSINESS STRATEGY OVERVIEW

The Quantum Group, Inc. - Outsourcing
-------------------------------------

         The Quantum Group, Inc. is a development stage company which intends to provide a broad range of consulting services and products to the healthcare community, consisting primarily of individual physician practices, ancillary providers and other small to mid-size healthcare facilities. The Company is focusing on medical practices and business with annual revenues in the $500,000 to $20,000,000 range. The Company believes that this is a highly underserved market, and when these businesses receive consulting services they are in a fragmented, sporadic and inefficient manner.

         The Company's initial product/service offered is assistance to healthcare providers and organizations generally covered under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that deal with administrative simplifications, privacy and security of both electronic and physical (paper) medical records.

         The Company has developed a comprehensive system for training non-medical consultants in the implementation of HIPAA regulations. The Company has in the past trained approximately 100 consultants in a trial project and intends to fully deploy its ability to create documentation and systems beyond HIPAA into other areas of healthcare consulting, ranging from medical billing and coding to information technology, once sufficient capital has been secured.

         The Company anticipates providing consulting services and solutions to healthcare organizations including health plans and technology providers with special emphasis on physician practices, ancillary providers and an integrated delivery of health systems.

         The Company intends to design solutions to enable clients to reap the benefits of their investments in new systems and information technology by improving financial performance, increasing productivity, and improving clinical and operational performance.

         To address the increased industry-wide focus on patient safety, clinical excellence, compliance with security regulations and financial performance, we intend to design solutions that give the healthcare industry the tools and strategies they need to serve their customers effectively, improve the quality and safety of clinical care, secure and authenticate online healthcare transactions, reduce cost and ensure compliance with evolving government and industry requirements, including the Health Insurance Portability and Accountability Act ("HIPAA").

         From education, visioning and planning, to implementation and outsourcing, the Company intends to provide the following services and solutions that are designed to help client organizations perform better:

    >>   Government Compliance
              o  HIPAA
              o  Medicare
              o  Medicaid
              o  HMO/PPO
    >>   Managed Care
              o  Contract Negotiations
              o  Auditing
              o  Business Development
              o  MSO Development
              o  IPA Development
    >>   Financial Management
              o  Billing Services
              o  Collection Services
              o  Payroll Services
              o  Accounts Receivable Financing
              o  Equipment Financing
              o  Executive Lines of Credit
    >>   Information Technology
               o Website Development
               o Information Management
               o ASP Services
               o Secure Communications
               o Business Process Management
    >>   Human Resource Services
               o Full Medical Office Management
               o Facilities Management
               o Employee Management
               o Placement Services
               o Personnel Training

    >>   Business Venture Management
    >>   Healthcare Merchant Banking Services

         Because of our management team's extensive knowledge of the healthcare industry, our future clients' needs, and our management's range of healthcare experience in healthcare operations and workflow, IT and clinical systems, we should be able to work with clients to enable them to leverage their existing systems and processes to accelerate their return on investments. Once fully operational, we believe that our in-depth knowledge of the healthcare industry and the range of services we intend to offer endow us with significant advantages over small competitors in marketing additional services and winning new engagements. We believe that with this plan we will be well positioned to help healthcare providers bridge traditional services in a new environment to create new efficiencies and a better, more responsive healthcare system. Our goal is to be the preferred, if not sole, provider of a broad range of outsourcing and consulting solutions for each of our clients.

Quantum Medical Technologies, Inc. - Technology
-----------------------------------------------

         Quantum Medical Technologies, Inc. (QMT) was incorporated in January 2000 by our current Chairman to create a new model for managing information in the medical industry. In a pending business process environment branded as Cybernaptic (SM), connecting all the `touch points' of healthcare in one ASP based system, the Clients of QMT will be able to choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through our network control center, as well as facility management, application unification, application outsourcing and interim management of their entire IT operations.

         The healthcare IT environment is increasingly complex and costly as a result of the challenges inherent in deploying new technologies, maintaining or integrating older computer systems and deploying an IT function capable of meeting new objectives designed to improve clinical quality and patient safety, achieve regulatory compliance and ensure secure digital transactions while at the same time improving business operations and the revenue cycle as well as reducing supply costs. With all of these pressures, healthcare organizations must become more efficient and effective. As a result, we believe that the healthcare industry will increase the percentage of its budget devoted to IT solutions.

         Computer-based patient record systems and other technologies into the healthcare delivery process can enable organizations to improve their bottom line. These technologies help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing.

         We believe that healthcare participants will continue to turn to outside consultants, external management of formerly internal information systems, application support and full outsourcing arrangements as a means of coping with the financial and technical demands of information systems management and integration of web-based solutions. QMT anticipates responding to these demands by developing and providing information technology and management consulting services and solutions along with flexible business process and information technology outsourcing solutions, business process and IT operations. Through outsourcing, clients can achieve their business process and information technology goals while remaining focused on expanding their primary businesses and reducing related capital outlay.

         The Company has also begun to develop a new method to track patient's improvement in their life style in a patent pending process called QuantumQuotient (sm) or Qx2 (sm) . The Company is exploring validation by a major research university in the U.S.

Renaissance Health Systems, Inc. - Services
-------------------------------------------

            Renaissance Health Systems, Inc. ("Renaissance" or "RHS") was incorporated in the State of Florida on December 13, 2002. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our senior management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS expects to create a new model for healthcare called the Community Health System (CHS).

INDUSTRY BACKGROUND

Recent developments in healthcare:

         In 2004 total health spending in the U.S. will account for nearly 15 percent of the nation's gross domestic product, or GDP. The Department of Health and Human Services (HHS) announced that healthcare spending shot up 9.3 percent in 2002, the largest increase in 11 years, to a total of $1.55 trillion. HHS estimates that healthcare expenditures will reach $2 trillion by 2008; that represents an increase for each person from $5,440 to $7,100 in the United States alone. Projections put health spending at 17.7 percent of GDP, by 2008.

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act--the most significant improvement in healthcare coverage for senior citizens and those with disabilities in nearly forty years. This historic legislation makes available a prescription drug benefit to all 41 million Medicare beneficiaries, helping them afford the cost of their medicines, and offers other significant improvements as well.

         According to President Bush's proposed 2005 Federal Budget recently released, Medicare Advantage (formerly Medicare + Choice) growth is projected to increase nearly 100% over the next 4 years. In addition, actual "per member per month" (PMPM) payments to Managed Care Organizations (MCO) are expected to be increased by a record 10.6% nationwide. In Palm Beach County Florida where the Company is based, federal funding to Medicare HMOs is increasing about 16 percent. MCOs will receive $734.51 per member per month from the federal government, up from $633.86 per member per month.

         Federal officials and members of Congress are on the record stating that they hoped the increase, five times as large as the typical annual increase in recent years, would reverse the exodus of private plans from the Medicare program. The administration, trying to enhance competition and efficiency in the Medicare marketplace, wants to triple enrollment in private plans within three years.

         With Medicare payments to MCO's rising 2 percent annually in recent years, many insurance executives decided that they could no longer do business with the program because their Medicare-related costs were rising about 10 percent a year. From 1999 to 2003, health plans dropped more than 2.4 million Medicare beneficiaries. Some pulled out of Medicare entirely, while others curtailed their participation by withdrawing from specific counties. Leslie V. Norwalk, acting deputy administrator of the federal Centers for Medicare and Medicaid Services, has predicted publicly that as a result of the increased payments, which take effect March 1, 2004, many private plans would return to the Medicare program.

         About 4.6 million beneficiaries, or 11 percent of the 41 million people enrolled in Medicare, are now in MCO's, which have customarily provided drug benefits and preventive care not available in the original fee-for-service program. The number of people in private plans reached a peak of 6.3 million, or 16 percent of beneficiaries, in late 1999.

         The Bush administration predicts that the Medicare law enacted in December 2003, will encourage people to enroll in MCO's and similar private plans called preferred provider organizations (PPO's), so that by 2007, 35 percent of beneficiaries will be members of such plans. Tommy G. Thompson, the secretary of Health and Human Services, described the increased payments as "an investment in our seniors." As a result of the increase, Mr. Thompson said, Medicare beneficiaries will have more options and better services. Private plans will be able to use the additional money to enhance benefits, to reduce premiums or co-payments paid by beneficiaries, or, as a way of stabilizing the network of healthcare providers who serve the beneficiaries, to increase payments to doctors and hospitals.

         The new Medicare law not only created a prescription drug benefit but also gave private health plans a larger role in the program. Indeed, how much to pay the private plans was one of the biggest issues in Congressional debate over the bill.

         As enacted, the legislation established a complex new formula for determining such payments, a provision that the president is now applying in arriving at an increase of 10.6 percent. The Congressional Budget Office estimates that the extra payments to private plans under that formula will slightly exceed $500 million this year and will total $14 billion from 2004 to 2013.

         The Centers for Medicare & Medicaid Services announced January 16, 2004 that this significantly increases in federal payment rates for Medicare Advantage health plans, aimed at supporting improvements in services and lower costs for Medicare beneficiaries enrolled in private health plans, as well as more options for Medicare coverage.

         The increased payments to Medicare Advantage will take effect March 1, 2004,and were included in the bipartisan Medicare Prescription Drug, Improvement and Modernization Act recently signed into law by President Bush. The increases will average 10.6 percent across plans.

The provision requires managed care organizations to use the funds to:

    o    Reduce beneficiary premiums or co-pays
    o    Enhance benefits
    o Stabilize or expand the network of doctors and other healthcare providers available to seniors
    o Reserve funds to offset either premium increases or reduced benefits in the future.

         "These increases are an investment in our seniors. They are aimed at supporting better services for Medicare beneficiaries in healthcare plans. And at the same time they will help support more choice of Medicare options for all beneficiaries," HHS Secretary Tommy G. Thompson said. "We want private health plans to develop attractive benefits and strong networks of providers. And we want beneficiaries to have a range of reliable alternatives so they can choose the coverage options that serve them best. This is an important improvement to the Medicare system that addresses a long-standing concern by seniors who prefer managed care plans."

         The new provision gives those managed care organizations that announced they were leaving Medicare Advantage or reducing their services the opportunity to remain in the program, providing continued service for seniors who choose a managed care plan. These organizations must submit new proposals to CMS for review by January 30, 2004. Also by that date, all managed care organizations that renewed their contracts with CMS for 2004 are required to revise their Adjusted Community Rate Proposals (ACRP) and submit this information to CMS.

         "We expect that these new rates will help beneficiaries by enabling their plans to deliver better benefits, such as enhanced prescription drug coverage, reduced out-of-pocket costs, and more reliable access to the providers in their communities," said Dennis Smith, CMS acting administrator. "They will provide equitable payments to private plans to support better service for Medicare beneficiaries. Over the long term, sharing this investment with the private plans can yield important benefits to beneficiaries and taxpayers."

         The new rate is one of many steps being taken rapidly in response to the Medicare Improvement Act. CMS has also launched its plans to make a drug discount card available to Medicare beneficiaries this spring, and published updated payment rates for physicians and outpatient hospitals.

         In the past year 2003, beneficiaries in Medicare+Choice have seen the program stabilize, with fewer plans leaving than in recent years. In addition, many existing plans have expanded their service areas and others are offering new programs. Since Jan. 1, 2003, CMS has approved 12 new Medicare+Choice contracts and the expansion of service areas for 40 plans. As of Jan. 1, 2004, there were 10 new plans and nine service area expansions pending. Currently, 4.6 million of the 41 million Medicare beneficiaries have chosen to enroll in a Medicare Advantage plan.

         "We are encouraged by the number of plans that continue to expand their reach and bring more choices to millions of beneficiaries, and we expect this trend to accelerate with this announcement," Smith said. "These health plans are very important for lower-income seniors, minority seniors and disabled individuals who rely on them for their healthcare, to keep costs affordable, and for the valuable benefits that are not available in fee-for-service Medicare."

         The amount of the increase varies by county. The average increase will be about 10.6 percent for those counties where Medicare Advantage plans are available. That increase includes an average 3.2 percent increase that plans were expected to receive in 2004 before the enactment of the new Medicare law.

         In a survey recently completed by Harris Interactive (R) of attendees at the World Health Care Congress, top executives in the healthcare industry believe information technology is key to containing rising healthcare costs in the U.S. Seventy-nine percent of those polled - leaders of health insurance companies, hospitals, pharmaceutical corporations and large employers - cited information technology's ability to improve the quality of care in conjunction with practice guidelines and other proposals made by the Institute of Medicine
(IOM) as effective and desirable ways to contain costs. When respondents were asked to identify their top two priorities for containing costs, use of information technology in conjunction with practice guidelines and other proposals made by IOM emerged as the number one choice with 49 %.

         During a speech (February 2004) at the World Healthcare Congress in Washington, U.S. Health and Human Services secretary Tommy Thompson said that "Four years into the 21st century, the healthcare industry still depends on pencils, papers, manila folders, and memo sheets as primary tools for getting its work done" he further said "the nation's healthcare delivery system needs to more widely incorporate business practices used in other industries, especially information technology."

         In the same speech, Thompson told attendees that supermarket clerks rely on technology to ensure they give customers the right change, without mistakes. Yet, the Institute of Medicine estimates that 98,000 patients die--and even more are disabled each year--due to errors that can be largely prevented by technologies such as computerized prescription ordering, drug bar-code systems, and electronic patient medical records, Thompson said.

         The adoption of those and other technologies in healthcare "could save [the U.S.] $100 billion" a year, through reduced deaths and disabilities, he said. Because the government's Medicare program makes the federal government "the country's largest insurance company", "the feds are taking a lead role in trying to make it easier to for more health-care providers to adopt these technologies. The ability to share patient information electronically can help doctors and other providers to make better-informed decisions and spot potential mistakes before they happen. However, without data and other technical standards, the sharing of patient information electronically among health providers is often difficult or impossible. Over the last year or so, Health and Human Services has adopted five key standards related to formats and transmission of patient data, so that electronic medical records can be more easily shared among caregivers. That includes adopting SnoMed as the federal government's standard lexicon for medical diagnosis and treatments. The government is also offering the healthcare industry use of SnoMed free of licensing fees."

(Information compiled from reliable media/new sources and websites of US Health and Human Service and Center for Medicare Services)

GENERAL

         There is today a greater emphasis than ever placed on issues of patient safety and the prevention of medical errors, competition in clinical care quality and IT innovation, as well as heightened awareness of the urgency to implement digital security measures and compliance strategies. We believe that these factors, combined with changes in federal, state and commercial/private payer reimbursement, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet and web-based technologies, and spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

         We also see that today there are, with minor exceptions, only two places physicians or medical provider can turn for help in meeting all the demands placed on him or her by the business and healthcare environment. Those are high-end highly paid consultants that could be represented by large accounting and large consulting firms, or the local cottage industry of healthcare consultants that range from HR functions to accounting and tax work, generally specializing in one or two areas and stretching to meet the ever increasing needs of his or her client.

Consulting & Outsourcing

         The changing business environment has produced an evolving range of strategic and operating options for healthcare entities. In response, healthcare participants are formulating and implementing new strategies and tactics, redesigning business processes and workflows, acquiring better technology to improve operations and patient care, integrating legacy systems with web-based technologies, developing e-commerce abilities and adopting or remodeling customer service, patient care and marketing programs. We believe that healthcare participants will continue to turn to outside consultants to assist in this vast array of initiatives for several reasons: the pace of change is eclipsing the capacity of their own internal resources to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in less time and can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

         In 2004, the healthcare consulting industry was highly fragmented and consisted primarily of:

    o Larger systems integration firms, including the consulting divisions of the national accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as one of several specialty areas;

    o Healthcare information systems vendors that focus on services relating to the software solutions they offer;

    o Healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation;

    o Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

    o Boutique firms that offer one or two specialized services, or who service a particular geographic market.

         The Company believes that, increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which:

    >> Are able to coordinate the necessary expertise and resources to offer comprehensive skill sets and packaged solutions to clients;

    >> Have the vision, strength and consistency to advise clients along the entire service continuum, from strategy to selection to implementation to operation;

    >> Offer the flexibility to meet the challenges of the rapidly changing healthcare, e-commerce and IT environment; and

    >> Have assets to bring total solutions including offerings that address the clients' need for market expansion and capital replacement.

Healthcare Services

         MCO's, in response to escalating expenditures in healthcare costs, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care and reduction of hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payers have developed a reimbursement structure called percentage of premium (POP). POP contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population. The providers assume responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. We believe that low cost providers will succeed in the POP environment because such companies have the ability to manage the cost of patient care.

         The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payers and providers. MCOs and other payers must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. Healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. We intend to continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our Health System which should make us a provider of choice to managed care organizations.

         We intend to pay the physicians a capitated fee for providing the services and assume a portion of the financial risk for the physician's performance related to our members. In addition to providing certain administrative services to the physicians, we also provide utilization assistance.

Renaissance Health Services and the Community Health System (CHS)
-----------------------------------------------------------------

         Management views the U.S. healthcare systems as broken. Though a 1.5 trillion dollar business, the fragmented industry is materially ineffective in providing cost effective and quality healthcare. Over the last 15 years there have been many experiments on how to make the treatment of patients more effective, faster and with a sensitivity to cost and outcomes.

         The management of this Company has been part of that experimental process from the days when acquiring doctors was expected to be the "solve-all" solution, to the later evolution of Physician Practice Management (PPM), Management Services Organization (MSO) and Provider Sponsored Network (PSN).

         Management believes that in all these models the patient is effectively placed last by the healthcare system. Renaissance has developed a new model for treating patients, providers, and insurers: the Community Health System or CHS. In a CHS the patient is recognized as the true consumer of healthcare services. The doctor and patient jointly call the shots, not the Managed Care Organization
(MCO). Patients are actively involved in the improvement of their own healthcare lifestyle. The benefits of the MCO, Renaissance (RHS), the physician, and most importantly the patients are aligned, not just to treat the sick, but to proactively keep the patient healthy and well, thus, reducing the overall costs for the patient and the industry. RHS will pay the physicians to keep their patients healthy, and also directly incentivize the patient at the end of the year for actively participating in his or her own healthcare improvement.


Strategy Overview -RHS Services
-------------------------------

         Management expertise will allow the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the CHS's. Under such arrangements MCO's receive premiums from the Center for Medicare Services (CMS), a division of the Department of Health and Human Services, and commercial groups and pass a significant percentage of the premium on to a third party such as RHS, to provide covered benefits to patients including pharmacy and other enhanced services.

         After all medical expenses are paid any surplus or deficit remains with the CHS. When managed properly accepting this risk can create a significant surplus. Under the RHS model the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective healthcare. This in turn helps maximize profits for the physicians and RHS. To limit exposure RHS intends to secure reinsurance (stop-loss coverage).

         Our RHS business model is unique and based on educating, motivating and assembling physicians in groups that are prepared to assume managed care risk. We envision expanding our Health System of physicians to provide our members healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. Beyond that, our model is based on a direct, proactive, involved participation with our real client, the patient members of our CHS program.

         Under our proposed MCO agreement(s), RHS, through affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, we intend limited our exposure by obtaining reinsurance/stop-loss coverage. We have capitated high volume specialties, fixing our cost on a per-member-per-month (PMPM) basis. Low volume providers remain at a discounted fee-for-service basis. A change in healthcare legislation, inflation, major epidemics, natural disasters and other factors affecting the delivery and cost of healthcare are beyond our control and may adversely affect our operating results.

         Under our model, the physicians maintain their complete independence but are aligned with our professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehab. In the future, we may seek to acquire, develop or partner with a number our providers in Company owned medical centers of excellence that will serve as our model facilities.

         We enhance administrative operations of our physician practices by providing management functions, such as payer contract negotiations, credentialing assistance, financial reporting, risk management services and the operation of integrated billing and collection systems. We offer the physicians increased negotiating power associated with managing their practice and fewer administrative burdens. This allows the physician to focus on providing care to patients.

         We intend to use the Internet extensively to help process referral claims between our Health System's primary care physicians and specialists and to communicate with patients. This process helps reduce paperwork in the physician's office as well as provide a more efficient method for the patients in our Health System. Our utilization management team will communicate with the physicians on a daily basis to provide overall management of the patient.

MCO Arrangements

    o    Executed Agreements

         The Company has executed a Letter of Intent (LOI) with a Florida Managed Care Organization (MCO), and, subject to completion of each party's respective due diligence investigation anticipates a formal contract in the near future. The terms of the LOI detail that RHS will be responsible for arranging a Provider Health System in the Central Florida market place. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place in a segregated bank account $50,000 to start and afterward 3% of the revenues generated by the agreement up to $1,000,000 is collected segregated. The Company anticipates that if properly funded, this agreement will be generating $10,000,000 in revenues by December 1, 2004. The Company anticipates a formal agreement as soon as the company is able to meet the capital requirements.

    o    Future Agreements

         The Company further intends to have a substantial amount of its revenues derived from agreements with MCOs that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of premiums (POP) collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. The fees are determined on a per capita basis paid monthly by managed care organizations. MCO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians, and acquire and increase enrollment in MCOs currently contracting with the Company through its Physician Practices and Ancillary Services, or from agreements with new MCOs. The Company intends to enter into MCO agreements, which generally will be for one-year terms, and subject to annual negotiation of rates, covered benefits and other terms and conditions. MCO agreements are often negotiated and executed in arrears.

         The Company in the future may negotiate discounts for service arrangements with managed care companies. These arrangements would place no additional financial risk to the Company. In all cases, they are either negotiated flat, mutually agreed upon rates for covered services, usually calling for a discount of 30% from usual and customary charges, or a call for payment at a percentage of Medicare allowable rates (ranging from 100% to 150%).

OPPORTUNITY

         We believe that the current environment in the healthcare industry is consistent with the company's business plan. As physician try to reverse what has been declining net revenues adjusted for inflation over the last 15 years, they will seek to outsource non-core competencies such as the services the Company intends to provide. We believe we can offer those services at a lower cost and with better results than the physician can achieve on his own. This trend if it continues will benefit the Company's Consulting-Outsourcing operations. We also believe that with the projected growth in Medicare Advantage, as described above, MCOs will be even more likely to contract with third-party organization such as our RHS to bring them and then manage Medicare Advantage members. If this trend materializes as expected this would materially benefit RHS. Lastly, as both the trends discusses above, we believe that with the proper and smart use of technology and new systems the industry and both of the Company's operations in Outsourcing-Consulting and Services will benefit from the use of the technology QMT is anticipated to bring to the Company. In addition, QMT services as those of RHS and TQGI can and will stand on their own.

COMPETITION

         The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company will compete with numerous national, regional and local companies in providing services, products and technology. Excluding individual physicians and small medical groups, all of the Company's competitors are larger and better capitalized and may have longer established relationships with buyers of such services.

EMPLOYEES

         As of February 7, 2004, the Company had 3 full-time employees employed at the Company's executive offices. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be excellent.

RECENT CORPORATE EVENTS

         The Company held a Special Meeting of the stockholders of The Company International, Inc. called by the Board of Directors on January 30, 2004, at 12230 Forest Hill Blvd., Conference Room One, Wellington, Florida. The Special Meeting was called to obtain stockholder approval of:

         (1) The change of the state of incorporation of Transform Pack from Minnesota to Nevada through a merger with and into The Quantum Group, Inc., a Nevada company formed for that purpose, so that The Quantum Group becomes the surviving corporation;

         (2) A 1-for-10 reverse split in the outstanding common stock of Transform Pack, which will be effected in the merger with The Quantum Group by exchanging one share of The Quantum Group for every ten shares of Transform Pack;

         (3) An amendment to the Articles of Incorporation of Transform Pack to change the name of the corporation to The Quantum Group, Inc., which will be effected in the merger as a result of the Articles of Incorporation of The Quantum Group becoming the Articles of Incorporation of the surviving corporation;

         (4) An amendment to the Articles of Incorporation of Transform Pack to increase the number of authorized shares of common stock from 40,000,000 to 170,000,000 and increase the number of authorized shares of preferred stock from 5,000,000 to 30,000,000, which will be effected in the merger as a result of the Articles of Incorporation of The Quantum Group becoming the Articles of Incorporation of the surviving corporation;

         (5) An amendment to the Articles of Incorporation of Transform Pack to opt out of the application of business combination and control share acquisition restrictions imposed under state law, which will be effected in the merger as a result of the Articles of Incorporation of The Quantum Group becoming the Articles of Incorporation of the surviving corporation;

         (6) An amendment to the Articles of Incorporation of Transform Pack to allow the Board of Directors to remove a Director for cause, which will be effected in the merger as a result of the Articles of Incorporation of The Quantum Group becoming the Articles of Incorporation of the surviving corporation; and

         (7) The 2003 Incentive Equity & Option Plan adopted by the Board of Directors of Transform Pack on October 2, 2003.

         All items before the shareholders all passed consecutively with 27,000,000 votes for and none against.


         GOVERNMENT REGULATION

         As a player in the healthcare industry, the Company's operations and relationships will be subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company intends to structure its operations to be in material compliance with applicable laws. There can be no assurance that a review of the Company's or the affiliated physician's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

         The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In Florida, non-licensed persons or entities, such as the Company, are prohibited from engaging in the practice of medicine directly. However, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed physicians to practice medicine so long as the Company does not interfere with the physician's exercise of independent medical judgment in the treatment of patients. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged.

         There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, administrative sanctions and possible exclusion from Medicare and other governmental programs on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. Moreover, technical Medicare and other reimbursement rules affect the structure of physician and ancillary billing arrangements. The Company believes it will always be in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized in the future by courts or governmental authorities. Noncompliance with such laws may adversely affect the operation of the Company and subject it to penalties and additional costs.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Violation of the Anti-Kickback Statute is a felony, punishable by significant fines and/or imprisonment. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         The new federal Health Insurance Portability and Accountability Act (HIPAA) expands the government's resources to combat healthcare fraud, creates several new criminal healthcare offenses and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the Anti-Kickback Statute, in an effort to bring clarity and relief to the uncertainty of the Anti-Kickback Statute. Due to the newness of the legislation, it is impossible to predict the impact of the new law on the Company's operations.

         Congress, in the Omnibus Budget Reconciliation Act of 1993, enacted significant prohibitions against physician referrals. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, including a group practice exception, a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician or immediate family member has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The designated health services include clinical laboratory services, radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Stark legislation is broad and ambiguous. Interpretive regulations clarifying the provisions of Stark II have not been issued. Florida has also enacted similar self-referral laws. The Florida Patient Self-Referral Act of 1992 severely restricts patient referrals for certain services by physicians with ownership or investment interests, requires disclosure of physician ownership in businesses to which patients are referred and places other regulations on healthcare providers. While the Company believes it is in compliance with the Florida and Stark legislation, and their exceptions, future laws, regulations or interpretations of current law could require the Company to modify the form of its relationships with physicians and ancillary service providers. Moreover, the violation of Stark I or II or the Florida Patient Self-Referral Law of 1992 by the Company's Physician group could result in significant fines and loss of reimbursement which would adversely affect the Company.

RISK FACTORS

FORWARD LOOKING STATEMENTS

         The discussion in this report regarding our business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "intend," "estimate" or "continue" or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments. The Company may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

    o    Dilution and Exposure Relating to Recent Shareholder Vote

         At a result of a shareholder vote on January 30, 2004 and subject to affirmative vote by the Board of Directors, it is anticipated that in the near future the Company will issue 13,300,000 shares to acquire 100% of Renaissance Health Systems and Quantum Medical Technologies from the shareholders of those respective companies. All shareholders of RHS and QMT are beneficial shareholders of the Company, including all executive officers and directors. Therefore, this is clearly not an arms-length transaction; however, management feels it is in the best interest of the Company's current and future shareholders by widely expanding the business strategy, acquiring letters of intents in place and by eliminating distractions from management. As a result of this action and the anticipated future approval by the board of directors the Company could face scrutiny by regulators, SEC and IRS; and further could face complaints and/or lawsuit from dissident minority shareholders. In potential offset, the Chairman has proposed to the Board that he will allow restrictions on the shares he would receive in this consolidation to serve as collateral for any successful claims made on anyone as it specifically relates to this transaction. The Company does not have any reason to believe that anyone would object, however if someone objects and successfully wins in a claim against the Company, the Company may not have the resources to defend or prevail is such actions.

    o    Need for Substantial Additional Financing

         There can be no assurance that the Company will be able to obtain additional financing if, and when, it is needed on terms the Company deems acceptable. The inability of the Company to obtain additional financing would have a material adverse effect on the Company's ability to implement its business, and as a result, could require the Company to diminish or suspend activities.

    o Dependence on MCO Agreements; Capitated Nature of Revenues; Control of Healthcare Costs

         The Company intends to have a substantial part of its revenues derived from agreements with Managed Care Organizations ("MCOs") that provide for the receipt of capitated fees. Capitated fees are a negotiated percentage of total premiums collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. The fees are determined on a per capita basis paid monthly by managed care organizations. MCO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians and acquire and increase enrollment in each contract/region serviced by the Company. The Company intends to enter into MCO agreements, which generally will be for one-year terms, and subject to annual negotiation of rates, covered benefits and other terms and conditions. MCO agreements are often negotiated and executed in arrears. There can be no assurance that such agreements will be entered into, or renewed, or if entered into and/or renewed that they will contain these favorable reimbursement terms to the Company and its affiliated providers. There can be no assurance that the Company will be successful in identifying, acquiring and integrating MCO entities or in increasing the number of MCO enrollees. Once acquired, a decline in enrollees in MCOs could also have a material adverse effect on the Company's profitability.

         Under the MCO agreements the Company, through its affiliated providers, will generally be responsible for the provision of all covered hospital benefits as well as outpatient benefits regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated or require supplemental healthcare, which is not otherwise reimbursed by the MCO, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. As a result the success of the Company will depend in large part on the effective management of healthcare costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently many providers have experienced pricing pressures with respect to negotiations with MCOs. There can be no assurance that these pricing pressures will not have a material adverse impact on the operating results of the Company. Changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of healthcare are beyond the control of the Company and may adversely affect its operating results.

         Under MCO agreements the Company will be responsible for the provision of all covered hospital benefits regardless of whether it is responsible for provision of the hospital services associated with the covered benefits. In connection with hospital covered benefits, the Company will enter into a per diem arrangement with a hospital or hospitals whereby the Company will pay the hospital service provider a flat per diem fee, for which the hospital will provide all hospital directed services for a single per diem fee. In some cases the Company would be required to pay a percentage of usual and customary hospital charges if a capitated patient is seen or admitted in a hospital not under contract to the Company. The Company intends to contract with a number of hospitals to provide covered services to MCO enrollees who have been assigned to the physician practices affiliated with the Company. The Company expects to seek additional hospital providers to provide covered services to MCO enrollees assigned to its affiliated physicians. To the extent that enrollees require more care than is anticipated or require supplemental care that is not otherwise reimbursed by the MCOs, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If such revenue is insufficient, the Company's operating results could be adversely affected.

         The MCO agreements often contain shared-risk provisions under which additional revenue can be earned or economic penalties can be incurred based upon the utilization of hospital physicians and ancillary services by MCO enrollees. These estimates are based upon resource consumption, utilization and associated costs incurred by MCO enrollees compared to budgeted costs. Differences between actual contract settlements and amounts estimated as receivable or payable relating to MCO risk-sharing arrangements are generally reconciled annually, which may cause fluctuations from amounts previously accrued. See "Business".

    o    Reductions in Third-Party Reimbursement

         Healthcare providers that render services on a fee-for-service basis (as opposed to a capitated plan), typically submit bills for healthcare services provided to various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. A portion of the future revenues of the Company are likely to be derived from payments made by these third-party payers. These third-party payers increasingly are negotiating the prices charged for healthcare services with the goal of lowering reimbursement and utilization rates. The success of the Company depends in part on the effective management of healthcare costs. This includes controlling utilization of specialty care physicians and other ancillary providers and purchasing services from third-party providers at competitive prices. There can be no assurance that payments under governmental programs or from other third-party payers will remain at present levels. Third-party payers can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payers, was experimental, or for other reasons.

    o The Development of Management Information Systems May Involve Significant Time and Expense.

         We expect to develop a management information system as an important component of the business. The development and implementation of such systems involve the risk of unanticipated delay and expense, which could have an adverse impact on our operations.

    o Risks Associated with Development of Management Information Systems; Dependence on Major Customers for Management Information Systems

         The Company's management information systems will be an important component of the business. The Company is participating in the development of an integrated management information system. This would be designed to provide centralized billing, permit the review of a patient's electronic medical records and information on practice guidelines, monitor utilization, and measure patient satisfaction and outcomes of care. The development and implementation of such systems involve the risk of unanticipated delay and expense, and there can be no assurance that the Company will be successful in implementing the integrated management information system. The Company has no active information system installed currently, and may seek to outsource all management system functions to a third party.

    o    Exposure to Professional Liability; Liability Insurance

         In recent years physicians, hospitals and other providers in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. Once funding is secured, the Company expects to secure professional liability insurance coverage, on a claim basis, in amounts that exceed the requirements as mandated by the State of Florida, but which may not be adequate to protect the Company's assets.

    o    Competition

         The healthcare industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which healthcare providers are selected and compensated. Companies in other healthcare industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. Our principal competitors include Metropolitan Health Networks, Inc. (a company that our CEO and CFO jointly co-founded) Continucare, Primary Care Specialists and First Consulting Group, WebMD, Z Consulting. Our strength, in comparison with our competitors, is our knowledge, understanding, and experience in managed care risks, information technology and systems development.


    o The healthcare industry is highly regulated and our failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations.

         The healthcare services that we and our affiliated professionals intend to provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality and prohibitions on payments for the referral of business and self-referrals. If we fail to comply with these laws, or a determination is made that in the past we have failed to comply with these laws, our financial condition and results of operations could be adversely affected. Changes to healthcare laws or regulations may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements. These changes could have the effect of reducing our opportunities or continued growth and imposing additional compliance costs on us that may not be recoverable through price increases.

         Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for referring Medicaid or other government-sponsored healthcare program patients or patient care opportunities or purchasing, leasing, ordering, arranging for, or recommending any service or item for which payment may be made by a government-sponsored healthcare program. Federal physician self-referral legislation, known as the Stark Law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Florida also has anti-kickback and self-referral laws, imposing substantial penalties for violations.

    o    HIPAA

         The Health Insurance Portability and Accountability Act (HIPAA) portion that deals with patient privacy became effective April 14, 2003. These new federal health privacy regulations set a national floor of privacy protections that will reassure patients that their medical records are kept confidential. The rules intend to ensure appropriate privacy safeguards are in place as we harness information technologies to improve the quality of care provided to patients.

         The new protections give patients greater access to their own medical records and more control over how their personal information is used by their health plans and healthcare providers. Consumers are required to receive a notice explaining how their health plans, doctors, pharmacies and other healthcare providers use, disclose and protect their personal information. Consumers now have the ability to see and copy their health records and to request corrections of any errors included in their records. Consumers may file complaints about privacy issues with their health plans or providers or with the Office for Civil Rights.

         If the Company, and/or its affiliates, is found in violation of HIPAA regulations, the Company could face substantial fines and restrictions including the loss of its MCO contracts.


    o    Healthcare Reform

         As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation. It is impossible at this time to estimate the impact of potential legislation that may be material to the Company, its operations and profitability.

    o    Control by Management and Present Shareholders of the Company

         Mr. Guillama and his family control approximately 79.0%, of the Company's issued and outstanding Common Stock. The Officers and Directors of the Company collectively control 81.6% of the common shares of the Corporation. This effectively gives Mr. Guillama material control of the Company and with the ability to change the entire Board of Directors.

    o    Dependence on Key Personnel

         Implementation of the Company's business strategy is largely dependent on the efforts of two senior officers, Noel J. Guillama, Chief Executive Officer, and Donald B. Cohen, Chief Financial Officer. The Company's operations are dependent to a great degree on the continued efforts of the President, Chief Executive and Operation Officer of the Company, Noel J. Guillama. Furthermore, the Company will likely be dependent on other senior management and the entire Board of Directors as the company grows. Competition for highly qualified personnel is intense and the Company has very limited resources. The loss of any executive officer or other key employee, or the failure to attract and retain other skilled employees could have a material adverse impact upon the Company's business, operations or financial condition.

    o    Capital Needs May Have Dilutive Effect

         The Company will need to raise additional capital through the issuance of long-term or short-term indebtedness, a bank line of credit or recoverable factoring facility or the issuance of additional equity securities including sale of common or preferred stock in private or public transactions at such times as management deems appropriate and the market allows. Any of such financings can result in dilution of existing equity positions, increased interest and amortization expense, or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions, or for the integration and expansion of existing networks, can be obtained.

    o    Shares Eligible for Future Sale

         The Company currently has 3,368,137 outstanding shares of common stock of which 3,133,697 are "restricted securities" and in the future may be sold upon compliance with Rule 144 adopted under the Securities Act. Rule 144 provides that a person holding "restricted securities" for a period of two years may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. A proposed rule that may be adopted by the Commission will reduce these two and three year periods to one and two years, respectively.

    o    Anti-Takeover Provisions

         Certain provisions of the Company's Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt of the Company, which include when and by whom special meetings of the Company may be called. In addition, the Company's Articles of Incorporation (Nevada) authorize the issuance of up to 30,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock.

         Additionally, the Company's Articles of Incorporation, Bylaws and Nevada corporate law, where the Company is incorporated authorize the Company to indemnify its directors, officers, employees and agents and limit the personal liability of corporate directors for monetary damages, except in certain instances.

    o    Absence of Dividends

         The Management of the Company believes that the purpose of a corporation is to provide a return on the investments of its shareholders. Management's goal is to pay dividends to all shareholders, common and preferred within five years. Holders of the Company's Common Stock are entitled to cash dividends from funds legally available when, and if, declared by the Board of Directors. As a newly organized corporation the Company has never paid dividends. The Company does not anticipate the declaration or payments of any dividends in the foreseeable future. The Company intends to retain any earnings in the first few years to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, the Company's financial condition, capital requirements, general business conditions and other factors. Future dividends may also be subject to covenants contained in loan or other financing documents. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

    o The loss of a future agreement and the capitated nature of our future revenues could materially affect our operations.

         Once operational, the majority of our revenues will come from agreements with managed care organizations that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of total premiums collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. We expect to enter into one-year and three-year term agreements that are renewable annually thereafter. These agreements may be terminated on short notice or not renewed on terms favorable to our affiliated providers and us. We may not be successful in obtaining additional MCO agreements or in increasing the number of MCO enrollees once we secure such agreements.

         Under the MCO agreements the Company through its affiliated providers, generally will be responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend in large part on the effective management of healthcare costs. Pricing pressures may have a material adverse effect on our operating results. Changes in healthcare practices, inflation, new technologies, and numerous other factors affecting the delivery and cost of healthcare are beyond our control and may adversely affect our operating results.

    o    The price of the Company's Common Stock could fall dramatically.

         Due to the substantial number of shares that will be eligible for sale in the future, the market price of our common stock could fall if a publicly traded market develops, as a result of sales of a large number of shares of common stock in the market, or the price could remain lower because of the perception that such sales may occur.

         These factors could also make it more difficult for us to raise funds through future offerings of our common stock. As of January 30, 2004, there were 3,368,137 shares of our common stock outstanding.

    o Our business will suffer if we fail to successfully integrate any potential acquisition or technologies in the future.

         Part of our business plan is to acquire, license or joint venture other organization's products, services and/or technology. If we are unable to acquire and or successfully integrate the acquisitions, this could have a material impact on our business model and/or development.

         Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. The healthcare technology industry is consolidating and we expect that we will face intensified competition for acquisitions. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

    o Developing our intellectual property may be subjected to infringement claims or may be infringed upon.

         Our intellectual property will be important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices are located at 12230 Forest Hill Blvd., Suite 157, Wellington, Florida where we occupy approximately 300 square feet and shares other common space with unaffiliated companies, at a current monthly rent of $843 pursuant to a lease expiring July 31, 2004.

         The Company's property is not leased from an affiliate.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended October 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CAPITALIZATION OF COMPANY

         Post re-organization, the Company has 200,000,000 shares authorized; of which, 170,000,000 are common shares with a par value of $0.001; and 30,000,000 are undesignated preferred shares with a par value of $0.001. As of January 30, 2004 there are 3,368,137 common shares issued and no preferred shares.

COMMON STOCK

         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares voted for the election of directors and can elect all of the directors. The holders of Common Stock are entitled to receive dividends, when, and if, declared by the Board of Directors out of funds legally available. In the event of liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Common Stock. All of the outstanding shares of Common Stock, and the shares of Common Stock offered hereby, will be, duly authorized, validly issued, fully paid and non-assessable.

         The Company currently believes it has approximately 350 beneficial shareholders of record.

PREFERRED STOCK

            We are authorized to issue 30,000,000 shares of Preferred Stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

(a)      Market Information

         As of the fiscal year ended October 31, 2003, our common stock was quoted on the Over-The- Counter Bulletin Board Trading System ("OTCBB") under the symbol "QNTU". Until February 6, 2004, our common stock trade under the symbol TPII.

         The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by the Company.

              Quarter                              High                    Low
              -------                              ----                    ---
Fiscal Year Ended October 31, 2002
1st Quarter   2002                                 $4.40                  $2.00
2nd Quarter  2002                                  $4.10                  $1.50
3rd Quarter  2002                                  $3.50                  $1.30
4th Quarter  2002                                  $3.10                  $0.15

Fiscal Year Ended October 31, 2003
1st Quarter   2003                                 $1.30                  $0.20
2nd Quarter  2003                                  $1.50                  $0.70
3rd Quarter  2003                                  $1.60                  $0.20
4th Quarter  2003                                  $1.60                  $0.70

         Trading in our common stock on the OTCBB market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors considered relevant by our Board of Directors.

(b)      Holders

         The Company believes that there were approximately 350 beneficial shareholders of record of our common stock as of October 31, 2003.


(c)      Dividends

         The Company has not paid any dividends on its common stock nor does the Company anticipate paying any dividends in the foreseeable future. All earnings, if any, will be reinvested in the Company.

(d)      Recent sale of Unregistered Securities:

         The following information is furnished with regard to all securities sold by us since inception that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D, Rule 506 of the Securities Act. None of the foregoing transactions involved a distribution or public offering.

         On August 2003 the Company purchased 100% of the outstanding shares of Quantum HIPAA Consulting Group, Inc. from Noel J. Guillama in exchange for the issuance of 2,700,000 common shares. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company, which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

         In July 2003, the Company sold 46,000 shares of common stock to foreign investors for $0.10 per share including 23,000 warrants to purchase common stock at a price per share of $0.25 and 23,000 warrants to purchase common stock at a price per share of $0.40. The warrants expire on March 31, 2006. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. Shares were issued to two investors.

         In August 2003, the Company sold 40,000 shares of common stock to foreign investors for $0.05 per share. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. Shares were issued to three investors.


TRANSFER AGENT

         The Transfer Agent for our shares of Common Stock is Fidelity Transfer Company, Salt Lake City, Utah.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS

RISK FACTORS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         The discussion in this section regarding our business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, attracting competent personnel, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments. The Company may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

MANAGEMENT'S PERSPECTIVE AND DEVELOPMENT PLAN FOR THE FISCAL YEAR ENDING OCTOBER 31, 2004

         The Company is a development stage company and has no current revenues. The Company has raised a total of $280,000 to date, approximately $215,000 from loans and stock purchases from our Chairman and approximately $65,000 from the sale of stock to others. As of February 6, 2004 management's efforts have been primarily in market research, creating a business model, investigating best practices, business development, negotiations of various Letters of Intent and due diligence on potential acquisitions/joint ventures and licensing agreements. It has developed HIPAA compliance manuals and a training material. The Company has created an interactive educational compact disk in conjunction with a public university in Florida.

         In the Company's business model we seek to become a leading provider of services to the healthcare industry in three complementary areas. Those include: outsourcing for physicians, Managed Care Organizations, healthcare facilities, physician associations; developing new technologies (that will create a more effective and responsive healthcare system); and providing leading edge healthcare services to consumers.

         In developing this mode further the Company recently purchased 20% interest from our Chairman and major shareholder in two companies which he was developing. These companies are Quantum Medical Technologies, Inc ("QMT") (a Florida corporation) and Renaissance Health Systems, Inc. ("RHS") (a Florida corporation). These agreements were not negotiated at arm's length and no independent valuation was made. Both QMT and RHS are also development stage companies. In both cases each company has a Letter of Intent (LOI) to develop products and services with institutions in the healthcare field; however the capital has not been secured at this time to exploit these opportunities. Management believes that with a more complex and complementary model the Company is more likely to obtain financing that in the end will produce results for shareholders. Further, at a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 (post reverse) shares to the shareholders of both QMT and RHS for the 80% of those companies the company does not own today. Control in the Company will not changes, since all the shareholder in number and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the commons share of the company today. The final merger is not expected to be consummated until documentation is completed.

         Once the acquisition is completed the Company, we will be organized in three key operating divisions consisting of:

    >> THE QUANTUM GROUP as the parent company, will provide outsourcing to physicians and healthcare organizations. Our services will include:
         HIPAA compliance, privacy consulting, human resources management, managed care contracting, government compliance, financial management, facilities management, venture management, and healthcare venture/merchant banking. The company has identified potential acquisitions to give it a core group of services, such as medical billing and collections, consulting and financial services.

    >> QUANTUM MEDICAL TECHNOLOGIES (QMT) The QMT team has spent 4 years in the development of technology systems to increase the efficiency of the healthcare system. The company has in development three (3) patent pending business processes.

    >> RENAISSANCE HEALTH SYSTEMS (RHS) RHS is organized as a new breed next generation Community Health System (CHS), contracting with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with one Florida MCO.

         We are focusing all our efforts on reaching and selling our services to medical practices and businesses with annual revenues in the $500,000 to $20,000,000 range. We believe that this is a highly underserved market, and when these businesses receive consulting services they are in a fragmented, sporadic and inefficient manner.

         We have developed an initial set of product/service to assist healthcare providers and organizations generally covered under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that deal with "administrative simplifications, privacy and security" of both electronic and physical (paper) medical records.

         The Company has developed a comprehensive system for training non-medical consultants in the implementation of HIPAA regulations. The Company has trained approximately 100 consultants in a trial project. Once capital has been secured, the Company intends to fully deploy its ability to create documentation and systems beyond HIPAA into other areas of healthcare consulting, ranging from medical billing and coding to information technology.

         We expect to use a portion of any capital available that the Company raises to invest in designing solutions to enable clients to reap the benefits of their investments in new systems and information technology by improving financial performance, increasing productivity, and improving clinical and operational performance.

         From education, visioning and planning, to implementation and outsourcing, the Company intends to provide the following specific services and solutions that are designed to help client organizations perform better:

    >>   Government Compliance
              o  HIPAA
              o  Medicare
              o  Medicaid
              o  HMO/PPO
    >>   Managed Care
              o  Contract negotiations
              o  Auditing
              o  Business development
              o  MSO development
              o  IPA development
    >>   Financial Management
              o  Billing Services
              o  Collection services
              o  Payroll services
              o  Accounts receivable financing
              o  Equipment Financing
              o  Executive lines of credit
    >>   Information Technology
              o  Website development
              o  Information management
              o  ASP services
              o  Secure Communications
              o  Business Process Management
    >>   Human Resource Services
              o  Full medical office management
              o  Facilities management
              o  Employee management
              o  Placement services
              o  Personnel training
    >>   Business Venture Management
    >>   Healthcare Merchant Banking Services


QUANTUM MEDICAL TECHNOLOGIES, INC. - TECHNOLOGY

         QMT expects in the coming year to continue to work on developing and enhancing its current patent pending business processes. The first is branded as Cybernaptic (SM), connecting all the `touch points' of healthcare in one ASP based system. The clients of QMT will be able to choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through a to be developed network control center, as well as facility management, application unification, application outsourcing and interim management of their entire IT operations for healthcare facilities. The Company has also begun to develop a new method to track patient's improvement in their healthcare/lifestyle in a patent pending process called QuantumQuotient (sm) or Qx2 (sm) . The Company is exploring validation by a major research university in the U.S. If the current expectations are met, this product could have a material effect on behavior and controlling medical cost. In addition the Company is also exploring developing a web-based marketplace for diagnostic services that is in a patent pending business process.

         The Company has executed a letter of intent with a medical association that shows great promise, in the development and operation of a complete website and secure information between member and other member and their patient. We seek to develop this relationship and produce revenues by the end of the year.

         The Company is currently in discussion with four separate companies that have foreign healthcare technology with application in the US and with US companies that have technology that is used in other industries with healthcare applications. The company expects that a portion of any money secured by the company will go towards development of these technologies or relationships. These products include the secure transfer of medical records over the internet, secure verifiable clearing of medical transactions, HIPAA compliant email and instant messaging, all to be included in a QuantumSuites (SM) packaging. We expect that with the development of this QuantumSuite (SM) of products to begin to receive revenues by the end of the year.

RENAISSANCE HEALTH SYSTEMS, INC. - SERVICES

         RHS's model shows great promise in the short term for revenues and profitability of the Company. Therefore management will allocated a greater portion of all moneys raised in the Company's Plan to its development. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS expects to create a new model for healthcare called a Community Health System (CHS).

         Our RHS business model is unique and based on educating, motivating and assembling physicians in groups that are prepared to assume managed care risk with professionals by their side. We envision expanding our Health System of physicians to provide our members healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. Our model is based on a direct, proactive, involved participation with our real client, the members of our CHS program.

         Under our proposed MCO agreement(s), RHS, through affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, we intend limited our exposure by obtaining reinsurance/stop-loss coverage. We also intend to capitate high volume specialties, fixing our cost on a per-member-per-month (PMPM) basis. Low volume providers will remain at a discounted fee-for-service basis.

         Under our model, the physicians maintain their complete independence but are aligned with our professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehab. In the future, we may seek to acquire, develop or partner with a number our providers in creating Company owned medical centers of excellence that will serve as our model facilities.

         We intend to use the Internet extensively with available and to be developed applications to help process referral claims between Health System's primary care physicians and specialists and to communicate with patients. This process should help to reduce paperwork in the physician's office as well as provide a more efficient method for the patients in our Health System. Once developed, our utilization management team will communicate with the physicians on a daily basis to provide overall management of the patient.

         We have executed a Letter of Intent (LOI) with a Florida MCO, which anticipates a formal contract in the near future. The terms of the LOI details that RHS will be responsible for arranging a Community Health System (CHS) in the Central Florida market place. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place in a segregated bank account $50,000 to start and afterward 3% of the revenues generated by the agreement up to $1,000,000 is collected. The Company anticipates that if properly funded, this agreement will be generating $10,000,000 in revenues by December 1, 2004. The Company anticipates a formal agreement as soon as the company is able to meet the capital requirements.

Use of Capital

         The Company will need approximately $2.5-$3.5 million to implement its business plan over the next 12-18 months.

         The first $500,000 in new capital will go towards the development and completion of our first CHS in the central Florida market, with approximately $50,000 going towards continued development of technology solutions. We expect to initially hire 10 people to develop the network on the ground and to create systems and protocols. As the Company's CHS business develops, the Company expects that it will have to increase the amount of reserves up to $500,000 over the following 12-18 months for a total of $1,000,000.

         The Company expects to spend $500,000 to acquire a billing and collection company and further assumes certain obligations associated with that acquisition. With this acquisition, we expect to hire/acquire a minimum of 20 employees. In addition, we are likely to invest additional funds to update computers, technology and systems. We believe that identifying qualified candidates to staff these positions will not present a problem.

         We expect to continue to expend resources in developing Cybernaptic
(SM) and the Quantum Quotient (SM) solutions and utilize RHS for the trial, testing and deployment of these solutions. It is anticipated that this will cost from $100,000 to $300,000 in this initial phase, and will require the entire fiscal 2004 to complete. Revenues are not expected until fiscal year end 2005. We anticipate that the first trial of this new technology/system will be at RHS.

         The balance of the funds needed will be used for working capital, legal, accounting, marketing and development of new markets within the state of Florida. If the additional capital is available, and the assumptions, contracts and relationship materialize as expected, the Company would expect to have 35 employees by October 31, 2004, generating run-rate revenues of $5-7 million per-year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage company and has not generated any revenues during the prior year; therefore all our capital requirements will have to be raised through equity or debt financing. We will need approximately $2.5 to $3.5 million over the next 12 to 18 months to implement the Company's business plan.

         As of October 31, 2003, we had cash of $242 and total assets of $14,708. We had current liabilities of $507,633. Without a significant infusion of capital or revenues from proposed operations, it is unlikely that we will be able to sustain operations or implement our business plan.

         Since its inception, the Company has been dependent upon the receipt of capital investment and loans to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. In addition the responsibilities of a public company will require the Company to meet certain legal and accounting requirement that will stress any capital available.

         There can be no assurances that the Company, even with adequate equity financing, will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve sustained profitability. Furthermore, if the Company is unable to raise adequate funds, it may be forced to terminate business activity partially or completely.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required pursuant to this item are filed under
Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13
(a) (2) of this report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND CHANGING PRICES
DEPENDENCY ON REIMBURSEMENT BY THIRD PARTIES

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. A substantial portion of our managed care revenues is based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, among other things, decreasing Medicare reimbursement rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

INTEREST RATE RISK

         We believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

INTANGIBLE ASSET RISK

         We have a substantial amount of intangible assets. Although at October 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures, that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of a date within 90 days of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms. Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Corporate Governance- Board of Directors

Election of Officers

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The Company's bylaws provide for not less than one (1) director. Currently there are six (6) directors in the Company; however, the Company will seek to elect at least one (1) additional outside director by the end of 2004. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The bylaws also allow for removal of a director for cause as determined by the majority of the Board of Directors. The Board of Directors elects officers and their terms of office are, except to the extent governed by future employment contracts, at the discretion of the Board. Mr. Noel J. Guillama and Mrs. Susan D. Guillama are married. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company currently devote themselves part time to the development of the Company.

         The Company has four committees: Audit, Executive, Compensation, and an Option Committee.

    o The Audit Committee selects the independent auditors, reviews the results and scope of the audit and other services provided by independent auditors. It reviews and evaluates internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The Board of Directors has elected Mr. Haggarty as the sole member of the Audit Committee and as its "financial expert"; as such term is defined under federal securities law.

    o The Executive Committee may exercise the power of the Board of Directors in the management of business and affairs at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors, and is currently composed of Mr. Guillama, Mrs. Guillama and Mr. Baker. All actions of the Executive Committee require a unanimous vote.

    o The Compensation Committee consists of Mrs. Guillama and Mr. Haggarty. The Compensation Committee makes recommendations to the Board of Directors concerning compensation for executive officers, employees and consultants of the Company. All actions of the Compensation Committee require a unanimous vote.

    o The Option Committee consists of Mrs. Guillama and Mr. Baker. The Option Committee makes recommendations to the Board of Directors concerning the Company's Stock Option Plan and administers it accordingly. All actions of the Option Committee require a unanimous vote.

CODE OF CONDUCT

         The Company has adopted two Codes of Conduct that collectively covers all officers, directors and employees of the Company. One Code of Conduct is for employees in general and one Code of Conduct is for senior officers and accounting personnel of the Company. This first Code of Conduct sets Company policy on inside information, conflicts of interest, trading on inside information, management and accounting ethics and compliance with all local, state, and federal laws. The second one has special consideration for the handling of Corporate financials and disclosure information. The Codes of Conduct may be reviewed at the Company's website www.thequantumgroupinc.com. The Code of Ethics for Principal Executive and senior Financial Officers is attached to this form.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages, and positions with Buyers United for each of the directors and officers.

NAME                                  AGE   POSITIONS(1)                  SINCE
----                                  ---   ------------                  -----
Noel J. Guillama                      44    Chairman, President,
                                            and Director                  2003

Susan D. Guillama                     43    Vice President, Secretary,
                                            and Director                  2003

Marion D. Thorpe, Jr., M.D., M.P.H.   38    Vice Chairman and Director    2003

Donald B. Cohen                       50    Vice President,
                                            Chief Financial Officer
                                            and Director                  2003

James D. Baker                        60    Director                      2003

Mark Haggerty                         55    Director                      2003

         All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board.

NOEL J. GUILLAMA, CHAIRMAN, PRESIDENT, AND DIRECTOR

         Noel J. Guillama, is the founder of Quantum HIPAA Consulting Group, Inc. Mr. Guillama is a seasoned executive that has participated in various public and private companies in healthcare, real estate, construction and technology, collectively raising over $75 million of capital. In addition to Quantum, Mr. Guillama is also currently a Director of TargitInteractive, Inc. of Portsmouth, New Hampshire, a provider of interactive marketing. Prior, Mr. Guillama was Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. of West Palm Beach, Florida, (NASDAQ:MDPA) from its inception in January 16, 1996 to February 1, 2000. Originally Metropolitan was involved in operating a pharmacy, physical therapy facilities, diagnostic imaging, and direct medical care. While at Metropolitan, Mr. Guillama created MetBilling Group which became one of the largest medical billing companies in South Florida and served as the management information system of the Company. The Company operated facilities throughout Florida. Metropolitan, at the time of Mr. Guillama's departure, had experienced 400 percent-annualized compounded growth, and reported revenues of $119 million with a $5 million profit in fiscal 2000. Metropolitan provides comprehensive care to over 40,000 patients on a monthly basis and is one of the largest healthcare providers in Florida. Mr. Guillama has divested completely of his MDPA holdings, leaving Metropolitan to develop Quantum. From 1994 to 1995, Mr. Guillama was Vice President of Development for MedPartners, Inc. (NYSE:DRX), a Birmingham, Alabama-based physician practice. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc., a South Florida based comprehensive group practice with 36 physicians and seven offices. From 1980 to 1990, Mr. Guillama served as President and Chief Executive Officer of Tektonica, Inc. At that time Tektonica was a diversified company with interests in construction, real estate, mortgage financing, and trucking in South Florida. Mr. Guillama remains Chairman of Tektonica to this date. Mr. Guillama holds active licensure as a Building Contractor, Real Estate Broker, Mortgage Broker and Insurance Broker in the State of Florida and held a NASD registration from 1990-1995. Mr. Guillama is a member of the American College of Health Care Executives, Medical Group Management Association. Mr. Guillama serves a director of the Florida International University Foundation. Based in Miami, Florida, FIU has 34,000 students, 1,100 full-time faculty, and 95,000 alumni, making it the largest university in South Florida and placing it among the nation's 30 largest colleges and universities.

SUSAN D. GUILLAMA, VICE PRESIDENT, SECRETARY, AND DIRECTOR

         Mrs. Guillama has over 18 years of experience in consulting, human resources and facilities operations. Her extensive background encompasses a wide range of businesses. Mrs. Guillama had been an outside consultant with Quantum from September 2000 to April 2003, when she joined Quantum fulltime. Prior to joining Quantum, she was with ALLTEL Information Services in early 2001 through April 2003 where she led the human resources and training departments for a national division focused on banking software solutions. Prior to this she had her own consulting organization, Jacobs Consulting, which focused on employee initiatives such as change management, outplacement and transition services, customer service and career workshops, general employment consulting, and other training initiatives. For almost 10 years previous to this, she was the Director for People with ServiceMaster, in which she led human resource departments for the HealthCare Services and the Business & Industry Group serving both hospitals and long-term care facilities, and focused in the automotive and transportation, food processing, and manufacturing industries. These divisions were nationwide in scope with a base of over 3,500 employees in both union and non-union environments. Mrs. Guillama is a certified master trainer, recruiter and interviewer and holds certifications from Gallup, London House, DDI, and is certified by the American Institute of Baking in Food Processing, Sanitation & Hygiene. She is a member the Society of Human Resource Management and the Palm Beach County HR Association. Mrs. Guillama earned her Bachelor's degree in Communication from the University of South Florida, and an Associates degree in Pre-Law. Additional professional training includes an extensive three-year executive graduate program. Mrs. Guillama is the wife of Noel J. Guillama.


MARION D. THORPE, JR., M.D., M.P.H., VICE-CHAIRMAN AND DIRECTOR

         Dr. Thorpe has a Masters in Health Policy and Administration from Chapel Hill School of Public Health. In addition, Dr. Thorpe received a Doctor of Medicine from Chapel Hill School of Medicine. Prior to joining Quantum, Dr. Thorpe was a founding member of the Florida Health Information Systems Council from 1999-2002. Dr. Thorpe was also President & CEO of Medical-Net Information Management Group (MNIMG.com). Dr. Thorpe is a legislative liaison for the organization Kidz 2000 and Beyond and assists them in establishing state and federal funding opportunities. Dr. Thorpe serves as an adjunct Professor for the University of Miami School of Medicine Department of Epidemiology.


DONALD B. COHEN, VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. Cohen is a co-founder of Quantum. Prior to joining Quantum, he served as Chief Financial Officer of I-Titan Communications Network, Inc. a technology design and manufacturer from April 2001 through January 2002. He also served as Chief Financial Officer and Director of Metropolitan Health Networks, Inc. (NASDAQ:MDPA) from April 1996 to April 1999. While at Metropolitan, Mr. Cohen was directly responsible for all accounting reporting and SEC disclosures and was instrumental in designing, installing and operations of the company's extensive management information and billing and collections system connecting numerous sites into a state-of-the-art leading edge financial system. He additionally served as a consultant for the Company through January 2000. Prior to this, Mr. Cohen was Vice President and CFO of ProSports Video Response, Inc., from 1989 to 1992, Vice President and CFO of BDS, Inc., from 1987 to 1989, and Director of Finance of Tel-Plus Communication of Southern California from 1984 to 1986. From 1993 to 1995, Mr. Cohen worked for Ocwen Financial Corporation designing and implementing a loan accounting system. Mr. Cohen has extensive experience in information systems and start-up ventures. Mr. Cohen received a Bachelor of Science degree from California State University in Northridge, and was certified as a CPA in the State of California.


JAMES D. BAKER, OUTSIDE DIRECTOR

         Mr. Baker has many years of experience as CEO and Director of several successful start-up companies. He has founded and operated several profitable computer based high technology companies where he played a key role in their launch and success. From the beginning of 2003 until the present time, Mr. Baker has been a Director, President and CEO of Q-Net Technologies, Inc. (QNTI), a public company created to introduce consumer technology and value added Internet services into the Chinese market. From 2000 until 2002, Mr. Baker was the President of TargitInteractive, Inc. a interactive marketing services provider that delivers millions of e-mail messages on the Internet daily for major clients such as General Motors, Mercedes, Warner Brothers, Kraft Foods, Lexus, and many other advertisers. Mr. Baker currently serves as a Director of the Company. In1997, Mr. Baker became the CEO of AegiSoft, Inc., a digital rights management company that provided software and digital content publishers the technology to rent their products, such as software, music, movies and electronic books. In 2000, the Company was sold to Real Networks, Inc. In 1995, he founded RAPOR, Inc. and is currently on the Board of Directors. RAPOR is a manufacturer of computer-controlled doors for the security industry (www.rapor.com). RAPOR customers include IBM, Intel and the US Army. From 1991 through 1995, he served as a founder, President and CEO of Datamed Systems, Inc. a medical device EMG provider and rolled the company up into Quality Care Networks, Inc. a physician practice management company. Mr. Baker was employed from 1967 to 1981 by IBM in their MIS area and was a Project Manager of Security Systems Development. He left IBM in 1981 to form his own company, Computer Application Systems, Inc. (CASI), a Florida corporation that commercialized computer-based security systems. CASI customers included IBM, General Motors, Salomon Brothers, banks, hospitals and many Fortune 1000 firms. CASI was number 50 in the INC. 500 list of fastest growing privately held companies in the United States in 1987 and was then sold to Figgie International Inc. in September 1987. Mr. Baker worked with Figgie as a Vice President of Strategic Business Development through 1991. Mr. Baker obtained a Bachelor of Science degree in industrial management from the University of Cincinnati and pursued a master's degree in business administration at the University of Michigan.


MARK HAGGERTY, JD, OUTSIDE DIRECTOR

         Mr. Haggerty is a graduate of the University of Minnesota Law School and was in private practice as an employee, shareholder, director and youngest vice president of the Minneapolis law firm of Smith, Juster, Feikema, Haskvitz and Malmon from 1971 through 1985. During the early 70's he was a contract prosecutor and then specialized in corporate, securities and medical law. From 1985 through 1987 he acted as senior vice president and counsel to the 350-person securities firm of Miller & Schroeder Financial, Inc. of Minneapolis. From 1976 through 1987 Mr. Haggerty structured and closed over one billion dollars in financings for numerous projects including medical clinics and nursing homes through out the United States. From 1987 through 1993 Mr. Haggerty became President of Haggerty & Associates, Inc. and consulted for private companies and the US Agency for International Development in the US, Europe and Africa. From 1993 to the present he has been the President of Voice & Wireless Corporation, a fully SEC reporting public company. In 1996, Mr. Haggerty was a co-founder of Metropolitan Health Networks, Inc. and acted as Chairman of its advisory board. Mr. Haggerty is an elected county official having recently been elected to his third term as Hennepin County Parks Commissioner and serves as its Vice-Chairperson. He is a past president of the Minneapolis Chamber of Commerce and the County Bar Association there. In addition to his being licensed to practice law in the Minnesota and United States Supreme Courts, he also is licensed as a series 7 and 63 securities representative from the NASD and the SEC.

COMPENSATION OF DIRECTORS

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. In addition, the Company has granted each outside Director 300,000 shares of stock, vested over three years, and an annual cash fee of $5,000. It is expected that compensation to outside Directors will increase as their responsibility expands and the Company develops. The Directors will make themselves available to consult with the Company's management as well as serve on one or more of its Committees. All of the Directors of the Company that are also employees of the Company do not receive additional compensation for their services as Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended October 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

         Noel J. Guillama, our Chief Executive Officer, became an executive officer at the end of May 2003 and has not received any direct or indirect compensation for services rendered on behalf of the Company the since that time. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services, excluding those previously identified regarding outside directors in Item 9.

Executive Compensation

         The Company expects to pay Mr. Guillama, Mrs. Guillama, and Mr. Cohen with permanent compensation and bonuses to be negotiated with Compensation Committee of the Company for the period of organization through October 31, 2003. As of that date, the Company has accrued a total of $74,000 compensation for Mr. Guillama, $27,500 for Mr. Cohen, and $25,000 for Mrs. Guillama in anticipation of such arrangement. The Company has also accrued $5,000 for the compensation of Outside Directors.

Employment Agreements

         The Company has no employment agreement with any of its senior officers. All officers serve at the pleasure of the Board of Directors.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer for the fiscal years ended October 31, 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                            Securities
                             Fiscal            Other Annual   Restricted    Underlying
Name and Principal Position   Year    Salary   Compensation   Stock Award     Options
---------------------------  ------   ------   ------------   -----------   ----------
Noel J. Guillama             2003     $   --   $         --   $        --      200,000
President, Chairman, CEO     2002     $   --   $         --   $        --           --
                             2001     $   --   $         --   $        --           --

Donald B. Cohen              2003     $   --   $      1,500   $    54,000      150,000
CFO, Director                2002     $   --   $         --   $        --           --
                             2001     $   --   $         --   $        --           --

Susan J. Guillama            2003     $   --   $         --   $        --           --
Vice President, Secretary,   2002     $   --   $         --   $        --           --
Director                     2001     $   --   $         --   $        --           --

OPTIONS AND COMMON SHARES GRANTED IN THE YEAR ENDED OCTOBER 31, 2003
TO EXECUTIVES

The following table sets forth information with respect to stock options and common shares granted to each of our named executive officers during our most recent fiscal year ended October 31, 2003.

                      Number of       % of Total
                      Securities     Options/SARs
                      Underlying      Granted to    Exercise of                        Options       Number of
                     Options/SARs    Employees in   Base Price                       Exercisable/    Restricted
       Name             Granted       Fiscal Year    ($/Share)    Expiration Date    Unexercisable  Stock Granted
       ----          ------------    ------------   -----------  -----------------   -------------  -------------
Noel J. Guillama        200,000          53%          $0.40      1/1/09 to 10/1/10      -/ 200,000             --
Donald B. Cohen         150,000          36%          $0.40      1/1/09 to 10/1/10      -/ 150,000         60,000

The options were granted in October 2003 and become exercisable beginning January 1, 2004 through October 1, 2005. The restricted common shares were granted in October 2003, and are earned over a period of 22 months beginning January 1, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January 30, 2004, the number and percentage of the outstanding shares of common stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of The Quantum Group, Inc.the Company, is the beneficial owner of more than five percent of the outstanding common stock. The only persons who hold five percent or more of the outstanding common stock are also officers and directors. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                  Amount/Nature
                                                  of Beneficial    Percentage of
                                                  Ownership of      Beneficial
      Name/Address of Beneficial Owner            Common Stock      Ownership
      --------------------------------            -------------    -------------

Guillama, Noel                           (1)(7)     2,762,857          78.98%
      12230 Forest Hill Blvd.,Suite 157
      Wellington, Florida
Guillama, Susan D.                       (2)(8)       122,007           3.49%
Cohen, Donald B.                         (3)          104,642           2.99%
Baker, James D.                          (4)           22,310           0.64%
Haggerty, Mark                           (5)          103,768           2.97%
Thorpe, Marion                           (6)           24,749           0.71%


Directors and Executive
Officers, as a group (6 persons)                    2,855,201          81.62%

----------
(1) Includes (a) 2,700,000 shares held by Mr. Guillama and (b) 62,857 issuable upon the exercise of options at $.40 per share until January, 2009. This does not include 137,143 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(2) Includes (a) 122,007 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008 and (b) 30,031 shares transferable upon the exercise of options at $ .01 per share on shares owned by Mr. Guillama until July 24, 2008 held by her minor son. This does not include (a) 40,670 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2009 and (b) 10,010 shares transferable upon the exercise of options at $ .01 per share on shares owned by Mr. Guillama until July 24, 2009 held by her minor son.

(3) Includes (a) 45,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (b) 47,142 issuable upon the exercise of options at $.40 per share until January 1, 2009 and (c) 12,500 shares issuable through March 1, 2004. Does not include
    (a) 15,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2009; (b) 47,500 shares issuable monthly at a rate of 2,500 per month until October 1, 2005; and (c) 102,858 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(4) Includes (a) 4,167 shares issuable through March 1, 2004; (b) 15,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008 and (c) 3,143 issuable upon the exercise of options at $.40 per share until January 1, 2009. Does not include (a) 5,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2009; (b) 25,833 shares issuable monthly at a rate of 833 per month until October 1, 2005; and (c) 6,857 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(5) Includes (a) 5,000 shares issuable through March 1, 2004 (b) 1,875 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (c) 9,375 shares transferable upon the exercise of options at $.01 per share until July 24, 2008 held by Linda Jean Haggerty and (d) 3,143 issuable upon the exercise of options at $.40 per share until January 1, 2009. Does not include (a) 625 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2009; (b) 3,125 shares transferable upon the exercise of options at $.01 per share until July 24, 2009 held by Linda Jean Haggerty; (c) 25,000 shares issuable quarterly at a rate of 2,500 per quarter until October 1, 2005; and (d) 6,857 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(6) Includes (a) 15,678 shares issuable through March 1, 2004; (b) 7,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008 and (c) 1,571 issuable upon the exercise of options at $.40 per share until January 1, 2009. Does not include (a) 2,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2009; (b) 17,322 shares issuable quarterly at a rate of 2,887 per quarter until October 1, 2005; and (d) 3,429 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(7) Mr. Guillama has granted options to purchase 1,590,514, at $.001 per share, of the 2,700,000 shares he owns. 307,718 options were granted to Directors and their affiliated persons, 820,154 options were granted to affiliated trusts/controlled entities of which he has total voting control, and 462,642 options were granted to unaffiliated persons.

(8) Mrs. Guillama is the wife of Mr. Guillama


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 28, 2003, Transform Pack completed the acquisition of Quantum HIPAA Consulting Group, Inc., a Florida Corporation based in Wellington, Florida. Quantum HIPAA Consulting Group is in the business of advising the healthcare industry on the implementation of regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Transform Pack made the acquisition by issuing 27,000,000 shares of Common Stock ($0.004 par value) to Noel J. Guillama, the sole stockholder of Quantum HIPAA Consulting Group, in exchange for all the issued and outstanding shares of Quantum HIPAA Consulting Group. As a result, Mr. Guillama is now the direct and beneficial owner of approximately 80.18 percent of the issued and outstanding shares of the Company. Prior to the acquisition of Quantum HIPAA Consulting Group, there was no affiliation or other relationship between Transform Pack and Quantum HIPAA Consulting Group or Mr. Guillama.

         At a result of a shareholder vote on January 30, 2004 and subject to affirmative vote by the Board of Directors, it is anticipated that in the near future the Company will issue 13,300,000 shares to acquire 100% of Renaissance Health Systems and Quantum Medical Technologies from the shareholders of those respective companies. All shareholders of RHS and QMT are beneficial shareholders of the Company, including all executive officers and directors. Therefore, this is clearly not an arms-length transaction; however, management feels it is in the best interest of the Company's current and future shareholders by widely expanding the business strategy, acquiring letters of intents in place and by eliminating distractions from management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements


(a)(2)   Financial Statement Schedules

         All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-K.

(a)(3)   Exhibits

Exhibit  Item 601
 No.     Ref. No.      Title of Document
-------  --------      -----------------
1           2.12*      Exchange Agreement dated May 28, 2003
                       between Transform Pack International and Quantum
                       HIPAA Consulting Group, Inc.

2.          2.12       Articles of Incorporation The Quantum Group, Inc.
                       (Nevada)

3.          3.4**      By-Laws The Quantum Group, Inc (Nevada)

4.          3.5**      2003 INCENTIVE EQUITY & OPTION PLAN

5.         10.11*      Put Option Agreement between Transform Pack International
                       and HANS MEIER, CARMELLE CAISSIE, DANIEL SCHAM and ROBERT TALBOT, TRUSTEE

----------
* Each of these documents are incorporated herein by this reference from the Form 8K Filed by the Company on May 28, 2003 as filed by the Company with the Securities and Exchange Commission

** Each of these items are incorporated herein by this reference as filed in Form 14-C on January 7, 2004 as filed by the Company with the Securities and Exchange Commission.

FORM 8-K FILINGS

         The Company filed a Form 8-K/A on October 10, 2003 to include audited financial statement on acquisition of Quantum HIPAA Consulting Group, Inc. on May 28, 2003 incorporated here by reference.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th of February, 2003.

                             THE QUANTUM GROUP, INC.

                                          By: /s/ Noel J. Guillama
                                          ---------------------------
                                          Noel J. Guillama,
                                          President and Chief Executive Officer


          Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Noel J. Guillama                                 /s/ Susan D. Guillama
---------------------------                          ---------------------------
Noel J. Guillama, Director                           Susan D. Guillama, Director
President and Chief Executive Officer                Vice President
Date:                                                Date:
      -----------                                         --------------

/s/ Marion D. Thorpe, Jr.                            /s/ Donald B. Cohen
---------------------------                          ---------------------------
Marion D. Thorpe, Jr., M.D., Director                Donald B. Cohen, Director
Vice Chairman                                        Chief Financial Officer
Date:                                                Date:
      -----------                                         --------------


/s/ James D. Baker
---------------------------                          ---------------------------
James D. Baker, Director                             Mark Haggerty, Director
Date:                                                Date:
      -----------                                         --------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT
-------                ----------------------

Exhibit 4.1       CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL
                  OFFICERS

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Michael I. Daszkal, CPA, P.A.                                                                2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.                      DaszkalBolton LLL                                    Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                                                                t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                                                                f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                                                                         www.daszkalbolton.com


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and Stockholders
The Quantum Group, Inc.

We have audited the accompanying balance sheet of The Quantum Group, Inc. (a development stage company) as of October 31, 2003, and the related statements of operations, changes in deficiency in assets and cash flows for the years ended October 31, 2003 and 2002 and for the period July 24, 2001 (inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. as of October 31, 2003, and the results of its operations and its cash flows for the year ended October 31, 2003 and 2002 and for the period July 24, 2001 to October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Daszkal Bolton LLP

Boca Raton, Florida
February 13, 2004


Member of American Institute of Certified Public Accountants -
SEC and Private Companies Practice Sections
                                   Member           Affiliated Offices Worldwide

                             The Quantum Group, Inc.
                             Condensed Balance Sheet
                        (A Development Stage Enterprise)
                                October 31, 2003


ASSETS

Current assets:
         Cash                                                         $     242
                                                                      ---------
         Total current assets                                               242

Property and equipment, net of accumulated depreciation of $2,926         1,693
Investment in related companies                                          10,000
Other assets                                                              2,773
                                                                      ---------
Total assets                                                          $  14,708
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities - (note 7)          $ 170,595
         Accrued payroll                                              $ 110,075
         Notes payable and accrued interest - shareholder               226,963
                                                                      ---------
Total current liabilities                                               507,633


Commitments and contingencies


Deficiency in assets accumulated during development stage              (492,925)
                                                                      ---------
Total liabilities and deficiency in assets                            $  14,708
                                                                      =========


                 See accompanying notes to financial statements.

                             The Quantum Group, Inc.
                        Condensed Statement of Operations
                        ( A Development Stage Enterprise)
                 For the Periods Ended October 31, 2003 and 2002


                                                                                           For the period
                                                         For year ended                    July 24, 2001
                                                -------------------------------------      (inception) to
                                                October 31, 2003      October 31, 2002     October 31, 2003
                                                ----------------      ----------------     ----------------
Interest Expense                                  $    33,432           $         7           $    33,439
Other Expenses                                    $   213,123           $    86,393           $   427,092
                                                  -----------           -----------           -----------
Expenses Representing Net Loss                    $   246,555           $    86,400           $   460,531
                                                  ===========           ===========           ===========




Basic and diluted loss per common share           $    (0.080)          $    (0.030)          $    (0.160)
                                                  ===========           ===========           ===========

Weighted average number of common shares
      outstanding                                   2,939,761             2,700,000             2,805,437
                                                  ===========           ===========           ===========




                 See accompanying notes to financial statements.

                             The Quantum Group, Inc.
                  Statement of Changes in Deficiency in Assets
                    Accumulated During the Development Stage
                                October 31, 2003


                                        Common Stock
                                    par value $.001 per share
                                    170,000,000 authorized      Additional              Allocated Shares
                                      ----------------------     Paid-in      Deferred    for Deferred   Accumulated      Total
                                    # of Shares     Amount       Capital    Compensation  Compensation     Deficit       Equity
                                    -----------     ------       -------    ------------  ------------     -------       ------

Balance 7/24/01 (inception)           2,700,000    $   2,700    $  17,300            --            --           --     $  20,000

Net (loss)                                   --           --           --            --            --    $(127,576)     (127,576)

                                      ---------    ---------    ---------     ---------     ---------    ---------     ---------
Balance at 10-31-01                   2,700,000        2,700       17,300            --            --     (127,576)     (107,576)

Net (loss)                                   --           --           --            --            --    $ (86,400)      (86,400)

                                      ---------    ---------    ---------     ---------     ---------    ---------     ---------
Balance at 10/31/02                   2,700,000        2,700       17,300            --            --     (213,976)     (193,976)


Merger with TPII                        510,877    $     511    $(121,363)           --            --           --     $(120,852)
Sale of common stock for cash            86,000    $      86    $  64,914     $  65,000
Deferred Compensation-Stk Options            --           --    $ 207,500     $(207,500)           --           --     $      --
Deferred Compensation-Stock Grants           --           --           --     $(327,150)    $ 327,150           --     $      --
Amortization of Deferred Comp                --           --           --     $   3,458            --           --     $   3,458
Net (loss)                                   --           --           --            --            --    $(246,555)    $(246,555)

                                      ---------    ---------    ---------     ---------     ---------    ---------     ---------
Balance at 10/31/03                   3,296,877    $   3,297    $ 168,351     $(531,192)    $ 327,150    $(460,531)    $(492,925)
                                      =========    =========    =========     =========     =========    =========     =========


           See accompanying notes to financial statements.

                             The Quantum Group, Inc.
                        (A Development Stage Enterprise)
                             Statements of Cash Flow
                 For the Periods Ended October 31, 2003 and 2002

                                                                                      Year             Year        July 24, 2001
                                                                                      ended            ended       (Inception) to
                                                                                 October 31, 2003 October 31, 2002  October 31, 2003
                                                                                 ----------- ---------------------  ----------------

OPERATING ACTIVITIES
     Net (loss)                                                                      $(246,555)       $ (86,400)        (460,531)
                                                                                     ---------        ---------        ---------
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                   1,269            1,243            2,927
          Amortization of deferred compensation                                          3,458            3,458

     Changes in operating assets and liabilities:
          Increase in other assets                                                        (952)          (2,773)
          Increase (decrease) in accounts payable and accrued liabilities              174,380           (6,218)         193,169

                                                                                     ---------        ---------        ---------
          Total adjustments                                                            178,155           (4,975)         196,781
                                                                                     ---------        ---------        ---------

               Net cash used in operating activities                                   (68,400)         (91,375)        (263,750)

INVESTING ACTIVITIES
     Purchase of property and equipment                                                   (890)          (4,620)
     Investment in related companies                                                   (10,000)         (10,000)

                                                                                     ---------        ---------        ---------
               Net cash provided by (used in) investing activities                     (10,890)              --          (14,620)
                                                                                     ---------        ---------        ---------

FINANCING ACTIVITIES
     Proceeds from note payable                                                         14,532           90,820          193,612
     Proceeds from issuance of common stock                                             65,000           85,000

                                                                                     ---------        ---------        ---------
Net cash provided by financing activities                                               79,532           90,820          278,612
                                                                                     ---------        ---------        ---------

Net increase (decrease) in cash                                                            242             (555)             242

Cash at beginning of period                                                                 --              555               --
                                                                                     ---------        ---------        ---------

Cash at end of period                                                                $     242        $      --        $     242
                                                                                     =========        =========        =========


               Supplemental disclosures of cash flow information:

                 Cash paid during the period for interest                            $      --        $      --        $      --

               Supplemental disclosures of non-cash investing and financing activities:

                  Assumption of Liabilities of Transform Pack International, Inc.    $ 120,852        $      --        $ 120,852


              See accompanying notes to financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003


NOTE 1:  DESCRIPTION OF COMPANY

On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc ("Quantum"). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. ("TQGI"). The shareholders approved a 1 for 10 reverse stock split (See Note 6). The Company is a development stage enterprise which will provide medical practice and HIPAA compliance consulting services to the health care industry. Management has focused its efforts creating the Company's business model and the creation of training manuals and compact disc.
(See Note 4)

Going Concern

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. For the years ended October 31, 2003 and 2002, there were no cash equivalents.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not recognized any benefit of such net operation loss carry forwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset.

Stock Compensation

The company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as If the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Recent Accounting Pronouncements

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The Company is currently assessing the impact of SFAS No. 150, which is not expected to have a material impact on the Company's financial statements. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or on its results of operations.
 In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of FIN 46 to have a material impact on its financial position or on its results of operations.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

NOTE 4: MERGER WITH QUANTUM HIPAA CONSULTING, INC.

Effective May 28, 2003, the Company consummated a merger pursuant to a merger agreement with Quantum HIPAA Consulting, Inc. Quantum HIPAA Consulting Group, Inc developed a training compact disc and manuals to instruct the healthcare industry on the implementation of the regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003

NOTE 4: MERGER WITH QUANTUM HIPAA CONSULTING, INC. (continued)

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

On May 30 2003, in accordance with the agreement, the Company, Transform Pack International, Inc., sold its wholly owned subsidiary, Transform Pack, Inc.
(TPI) to certain previous shareholders and investors of the Company. Transform Pack, Inc. and its shareholders have agreed to assume and indemnify the Company for all operating debts of the Company.

NOTE 5: LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share is not presented as the effects would be anti-dilutive.

NOTE 6: OTHER COMMON STOCK TRANSACTIONS

Sale of Common Stock

In July 2003, the company sold 44,000 shares of common stock and 22,000 warrants with exercise price of $.25 per share and 22,000 warrants with an exercise price of $.40 per share for $44,000 in cash. The warrants are exercisable anytime before 5:00 pm March 31, 2006.

In August 2003, the Company sold 42,000 shares of common stock for $21,000 in cash.

Deferred Compensation

On October 1, 2003, the Company granted 3,635,000 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares start vesting January 1, 2004 and are to be vested over two and three year periods. The Company recorded $327,150 of unearned compensation and recorded the unvested shares as Allocated Shares for Compensation in the equity section of the balance sheet. The Company recognized $11,912 in compensation expense related to these stock grants. The value of the stock was determined by the closing market price at the date of grant. Additionally, the Company granted 4,150,000 options at $.04 per share to employees and directors to be vested over three years. The options start vesting January 1, 2004. The Company has recognized $207,500 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard no. 123. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $3,458 in compensation expense related to these stock option grants.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003


NOTE 6:  OTHER COMMON STOCK TRANSACTIONS (continued)

Reverse Stock Split

In January 2004, the shareholders of the Company approved the merger of the Company into The Quantum Group, Inc. for the purpose of reincorporation in the State of Nevada. In conjunction with the reincorporation, the shareholders approved a 1 for 10 reverse stock split of its common stock. An amended and restated Articles of Incorporation have been filed to change the name of the Company to The Quantum Group, Inc. ("TQGI") and to set the authorized shares of common stock to 170,000,000 at a par value of $.001 per share and authorized preferred stock to 30,000,000 at a par value of $.001 per share. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.


NOTE 7:  STOCK OPTIONS

In October 2003 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees and non-employee director's proprietary interest in Quantum and to align more closely their interests with the interests of the shareholders of Quantum, as well as to enable Quantum to attract and retain the services of experienced and highly qualified employees and non-employees directors.

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. Any incentive option must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of the our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more that 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more that 10% of the our common stock, no more than five years after the date of the grant. The board of directors shall determine the exercise price of non-qualified options.

The Company has reserved 5,000,000 shares of common stock under the plan. As of October 31, 2003 we have not granted any options under the stock option plan. The board of directors or a committee of the board of directors will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan options to be granted, the number of shares subject to each plan options and the plan option price.

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors and key employees of and consultants to Quantum will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of Quantum who are employed by Quantum or by any subsidiary thereof are eligible to receive incentive options.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003


NOTE 7:  STOCK OPTIONS (continued)

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $207,500 in compensation expense, of which $204,042 was deferred, at October 31, 2003.

During the year ended October 31, 2003, 415,000 options were granted to officers, directors and employees of the Company.

A summary of options during the years ended October 31, 2003 and 2002 is shown below:

                                                       October 31, 2003                  October 31, 2002
                                            -----------------------------------   -----------------------------
                                                   Number of      Weighted Average      Number of   Weighted Average
                                                    Shares        Exercise Price         Shares     Exercise Price
Outstanding at beginning of year                         --                                  --         $   --
Granted                                             415,000             $ 0.40               --         $   --
Exercised                                                 -             $   --               --         $   --
Forfeited                                                --             $   --               --         $   --
                                                ------------------------------        -------------------------
Outstanding at October 31,                          415,000             $ 0.40               --         $   --
                                                ------------------------------        -------------------------
Exercisable at October 31,                               --                                  --         $   --
                                                -----------                           ----------
Available for issuance at October 31,             5,000,000                                  --         $   --
                                                -----------                           ----------

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at October 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              2003                 2002
                        -----------------   ----------------

Net income (loss)
          As reported         $ (246,555)         $ (86,400)
                        ----------------    ---------------
          Pro forma            $ 256,827          $ (86,400)
                        ----------------    ---------------
Earnings per share
          As reported            $ (0.08)           $ (0.32)
                        ----------------    ---------------
          Pro forma              $ (0.09)           $ (0.32)
                        ----------------    ---------------

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2003

NOTE 7:  STOCK OPTIONS (continued)

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                           Risk-free interest rate                     4%
                           Expected life (years)                       5
                           Expected volatility                         2.31
                           Expected dividends                          None

NOTE 8: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued at October 31, 2003 is $32,235

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The note payable balance and accrued interest as of October 31, 2003 are $14,532 and $1,116 respectively.

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

NOTE 9: SUBSEQUENT EVENTS

On January 30, 2004 the Company shareholders approved the proposals included in the Company's information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on January 10, 2004. The items stated in the filing included the intention of the Company to change the State of incorporation from Minnesota to Nevada; the change of the corporate name from Transform Pack International, Inc. to The Quantum Group, Inc.; the increase of authorized common shares from 40,000,000 to 170,000,000 and the reduction of the par value per common share from $.004 to $.001; a one for ten common stock reverse split; and the adoption of a Company Incentive Equity and Option Plan.

Additionally, the majority of the shareholders agreed to issue 13,300,000 post reverse shares to the shareholders of both QMT and RHS for the 80% of the those companies which the Company does already not own. Control in the Company will not change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The Board of Directors of each of these companies have not yet approved this transaction. The final merger is not expected to be consummated until documentation is completed and approval of the Board of Directors of all the companies.