Form 10QSB
period 2004-01-31
QUANTUM GROUP INC /FL
filed 2004-03-22
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: JANUARY 31, 2004

                        COMMISSION FILE NUMBER: 000-31727


                             THE QUANTUM GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                                20-0774748
------------------------------                               -------------------
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

                                    YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of February 29, 2004, the number of the Company's shares of par value $.001 common stock outstanding was 3,371,470.

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

PART I

ITEM 1. FINANCIAL INFORMATION.

                             The Quantum Group, Inc.
                             Condensed Balance Sheet
                        ( A Development Stage Enterprise)
                                January 31, 2004
                                  (Unaudited)

ASSETS

Current assets:
         Cash                                                         $   1,706
                                                                      ---------
         Total current assets                                             1,706

Property and equipment, net of accumulated depreciation of $3,257         1,577
Investment in related companies                                          10,000
Other assets                                                              2,870
                                                                      ---------
Total assets                                                          $  16,153
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                     $ 196,777
         Accrued payroll                                                142,633
         Notes payable and accrued interest - shareholder  (note 8)     250,700
                                                                      ---------
Total current liabilities                                               590,110


Commitments and contingencies


Deficiency in assets accumulated during development stage              (573,957)
                                                                      ---------
Total liabilities and deficiency in assets                            $  16,153
                                                                      =========


            See accompanying notes to condensed financial statements

                             The Quantum Group, Inc.
                        Condensed Statement of Operations
                        ( A Development Stage Enterprise)
                 For the Periods Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                                                     For the period
                                                  For the three months ended         July 24, 2001
                                              ------------------------------------   (inception) to
                                              January 31, 2004    January 31, 2003   January 31, 2004
                                              ----------------    ----------------   ----------------
Interest Expense                                $     9,356         $     8,194         $    42,795
Other Expenses                                      146,178              23,144             573,270
                                                -----------         -----------         -----------
Expenses Representing Net Loss                  $   155,534         $    31,338         $   616,065
                                                ===========         ===========         ===========




Basic and diluted loss per common share         $     (0.05)        $     (0.01)        $     (0.22)
                                                ===========         ===========         ===========

Weighted average number of common shares
      outstanding                                 3,320,889           2,700,000           2,856,870
                                                ===========         ===========         ===========

            See accompanying notes to condensed financial statements

                             The Quantum Group, Inc.
            Statement of Changes in Deficiency in Assets Accumulated
                          During the Development Stage
                                January 31, 2004
                                   (Unaudited)

                                         Common Stock                                     Allocated
                                      par value $.001 per        Additional                  Shares
                                     share 170,000,000 authorize  Paid-in     Deferred    for Deferred  Accumulated    Total
                                       # of Shares    Amount      Capital   Compensation  Compensation   Deficit      Equity
                                       -----------    ------      -------   ------------  ------------   -------      ------
Balance 7/24/01 (inception)             2,700,000   $   2,700     $  17,300           --           --           --    $  20,000

Net (loss)                                     --          --            --           --           --    $(127,576)    (127,576)
                                        ---------   ---------     ---------    ---------    ---------    ---------    ---------

Balance at 10-31-01                     2,700,000       2,700        17,300     (127,576)    (107,576)

Net (loss)                                     --          --            --           --           --      (86,400)     (86,400)

                                        ---------   ---------     ---------    ---------    ---------    ---------    ---------
Balance at 10/31/02                     2,700,000       2,700        17,300           --           --     (213,976)    (193,976)


Merger with TPII                          510,877         511      (121,363)          --           --           --     (120,852)
Sale of common stock for cash              86,000          86        64,914           --           --           --       65,000
Deferred compensation-stock options            --          --       207,500     (207,500)          --           --           --
Deferred compensation-stock grants             --          --            --     (327,150)     327,150           --           --
Amortization of deferred comp                  --          --            --        3,458           --           --        3,458
Net (loss)                                     --          --            --           --           --     (246,555)    (246,555)
                                        ---------   ---------     ---------    ---------    ---------    ---------    ---------
Balance at 10/31/03                     3,296,877       3,297       168,351     (531,192)     327,150     (460,531)    (492,925)

Issuance of common stock - stk grants      71,260          71        64,056       64,127      (64,127)          --       64,127
Amortization of deferred comp                  --          --            --       10,375           --           --       10,375
Net (loss)                                     --          --            --           --           --     (155,534)    (155,534)
                                        ---------   ---------     ---------    ---------    ---------    ---------    ---------
Balance at 1/31/04                      3,368,137   $   3,368     $ 232,407    $(456,690)   $ 263,023    $(616,065)   $(573,957)
                                        =========   =========     =========    =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                             The Quantum Group, Inc.
                        (A Development Stage Enterprise)
                             Statements of Cash Flow
                 For the Periods Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                                            3 Months           3 Months         July 24, 2001
                                                                              ended              ended          (Inception) to
                                                                          January 31, 2004   January 31, 2003   January 31, 2004
                                                                          ----------------   ----------------   ----------------
OPERATING ACTIVITIES
     Net (loss)                                                               $(155,534)        $ (31,339)         (616,065)
                                                                              ---------         ---------         ---------
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation                                                              330               311             3,257
          Amortization of deferred compensation                                  74,502                --            77,960

     Changes in operating assets and liabilities:
          (Increase) decrease in other assets                                       (97)            1,820            (2,870)
          Increase (decrease) in accounts payable and
            accrued liabilities                                                  68,177            26,195           261,345
                                                                              ---------         ---------         ---------
          Total adjustments                                                     142,912            28,326           339,692
                                                                              ---------         ---------         ---------

               Net cash used in operating activities                            (12,622)           (3,013)         (276,373)

INVESTING ACTIVITIES
     Purchase of property and equipment                                            (214)               --            (4,833)
     Investment in related companies                                                 --                --           (10,000)
                                                                              ---------         ---------         ---------
               Net cash provided by (used in) investing activities                 (214)               --           (14,833)
                                                                              ---------         ---------         ---------

FINANCING ACTIVITIES
     Proceeds from note payable                                                  14,300             3,013           207,912
     Proceeds from issuance of common stock                                          --                --            85,000
                                                                              ---------         ---------         ---------
Net cash provided by financing activities                                        14,300             3,013           292,912
                                                                              ---------         ---------         ---------

Net increase (decrease) in cash                                                   1,464                --             1,706

Cash at beginning of period                                                         242                --                --
                                                                              ---------         ---------         ---------

Cash at end of period                                                         $   1,706         $      --         $   1,706
                                                                              =========         =========         =========


    Supplemental disclosures of cash flow information:

      Cash paid during the period for interest                                $      --         $      --         $      --

    Supplemental disclosures of non-cash investing and financing activities:

       Assumption of Liabilities of Transform Pack International, Inc.        $      --         $      --         $ 120,852


            See accompanying notes to condensed financial statements

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

NOTE 1:  DESCRIPTION OF COMPANY

         On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc ("Quantum"). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. ("TQGI"). The shareholders approved a 1 for 10 reverse stock split (See Note 6). The Company is a development stage company with no current revenues. The Company's business model is to become a provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations; developing new technologies for the healthcare delivery system; and providing healthcare services to consumers. (See Note 4)

GOING CONCERN

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. For the three month period ended January 31, 2004 and 2003, there were no cash equivalents.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company has not recognized any benefit of such net operating loss carry forwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax asset.

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


NOTE 4: MERGER WITH QUANTUM HIPAA CONSULTING, INC.

Effective May 28, 2003, the Company consummated a merger pursuant to a merger agreement with Quantum HIPAA Consulting Group, Inc. Quantum HIPAA Consulting Group, Inc developed a training compact disc and manuals to instruct the healthcare industry on the implementation of the regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

The Company completed the merger by issuing 2,700,000 million shares of Common Stock to the sole shareholder of Quantum, in exchange for all the issued and outstanding shares of Quantum. For accounting purposes, the acquisition was treated as a recapitalization of the Company. The value of the net assets of the Company after the acquisition was completed is the same as their historic book value.

On May 30 2003, in accordance with the agreement, the Company, Transform Pack International, Inc., sold its wholly owned subsidiary, Transform Pack, Inc.
(TPI) to certain previous shareholders and investors of the Company. Transform Pack, Inc. and its shareholders have agreed to assume and indemnify the Company for all operating debts of the Company.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

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

NOTE 6: OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

On October 1, 2003, the Company granted 363,500 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares start vesting January 1, 2004 and are to be vested over two and three year periods. The Company recorded $327,150 of unearned compensation and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The Company recognized $35,737 in compensation expense related to these stock grants for the three month period ended January 31, 2004. The value of the stock was determined by the closing market price at the date of grant. Additionally, the Company granted 415,000 options at $.40 per share to employees and directors to be vested over three years. The options start vesting January 1, 2004. The Company has recognized $207,500 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard no. 123. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $10,375 in compensation expense related to these stock option grants for the three month period ended January 31, 2004.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

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

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $207,500 in compensation expense, of which $193,667 was deferred at January 31, 2004.

No options were granted during the three month periods ended January 31, 2004 and 2003, respectively.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

NOTE 7:  STOCK OPTIONS (CONTINUED)

A summary of options during the years ended January 31, 2004 and 2003 is shown below:

                                                         Weighted                   Weighted
                                                         Average                    Average
                                           Number of     Exercise     Number of     Exercise
                                            Shares         Price       Shares        Price
Outstanding at beginning of the period       415,000       $0.40         --          $ --
Granted                                           --       $  --         --          $ --
Exercised                                         --       $  --         --          $ --
Forfeited                                         --       $  --         --          $ --
                                           ---------------------      -------------------
Outstanding at January 31,                   415,000       $0.40         --          $ --
                                           ---------                  -----
Exercisable at January 31,                        --                     --
Available for issuance at January 31,      5,000,000                     --
                                           ---------                  -----

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at January 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net income (loss)
  As reported                $(155,534)     $(31,339)
  Pro forma                  $(163,834)     $(31,339)
Earnings per share
  As reported                $   (0.05)     $  (0.01)
  Pro forma                  $   (0.05)     $  (0.01)

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

         Risk-free interest rate     4%
         Expected life (years)       5
         Expected volatility         2.31
         Expected dividends          None

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2004

NOTE 8: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued at January 31, 2004 is $40,293.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The note payable balance and accrued interest as of January 31, 2004 and 2003 are $28,832 and $2,495 respectively.

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

NOTE 9: SUBSEQUENT EVENTS

Following a motion approved by the Company shareholders during a meeting January 30, 2004, in February 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares to the shareholders of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own. Control in the Company will not change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger is not expected to be consummated until documentation is completed and approval of the Board of Directors of all the companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended January 31, 2004 and January 31, 2003, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2004 and 2003

The expenses for the quarter ended January 31, 2004 were $155,534 compared to $31,338 for the quarter January 31, 2003. The increase was primarily due to an increase in salaries and consulting fees as a result of the amortization of deferred compensation of $74,502.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, the Company had working capital deficit of $588,404 as compared to a working capital deficit of $227,076 at January 31, 2003.

Cash inflow from financing activities was $14,300 for the three months ended January 31, 2004, compared $3,013 for the three months ended January 31, 2003. The increase was due to additional funds advanced by the majority shareholder. The Company will need to secure financing during the next 12 months.

The Company's development plan is to identify, negotiate with and acquire business and services that will allow the Company to provide comprehensive consulting services, technological, strategic intelligence and systems that will allow the small to medium size medical organization to provide better care, better medical outcomes and earn more profit. The Company expect to acquire the candidate businesses after extensive due diligence, and then to acquire the business enterprise including cash flow by issuing stock, notes and cash. The Company expects to secure financing for the acquisition by selling common and/or preferred shares, issuing debt or notes and by leveraging the potential acquisition. There is no assurance that the Company will be able to execute on its plans and clearly, additional financing will be needed to develop and implement its business plan.

ITEM 3. CONTROLS AND PROCEDURES

Our Management and resources are limited, as of January 31, 2004 we had only three full time employees who were also officers and directors of the Company. These positions are President/CEO, CFO and a Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On January 30, 2004 the Company held a special meeting of the shareholders. The shareholder present, voted to accept following by a vote of 2,700,000 to 0 (668,137 did not vote):

1. Change the state of incorporation from Minnesota to Nevada and the merger with and into The Quantum Group, Inc. and the change of the corporate name from Transform Pack International, Inc. to The Quantum Group, Inc.
2.       A 1 for 10 reverse stock split
3. An amendment to the Articles of Incorporation to increase the authorized shares outstanding from 40,000,000 to 170,000,000 and to increase the authorized preferred stock from 5,000,000 to 30,000,000.
4.       Acceptance of the 2003 Equity & Option Plan

5. The current Board of Directors; Noel J. Guillama, Susan Guillama, Donald B. Cohen, James D. Baker, Mark Haggerty, Marion D. Thorpe, were re-elected to another one term
6. Approval and ratify the Board of Directors action on the issuance of 363,500 common shares and 415,000 options to management, directors and advisors.
7. Approval of the acquisition of the remaining 80% of Renaissance Health Systems, Inc. and the remaining 80% of Quantum Medical Technologies, Inc. which the Company does not own by issuing 13,300,000 shares upon the ratification by the Board of Directors.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit    Title of Document
  No.

 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                             THE QUANTUM GROUP, INC.


                                    Date:


                                    BY: /s/ Noel J. Guillama
                                       -----------------------------------------
                                       Noel J. Guillama, President