Form 10QSB
period 2004-04-30
QUANTUM GROUP INC /FL
filed 2004-06-21
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE PERIOD ENDED: April 30, 2004

                        COMMISSION FILE NUMBER: 000-31727


                             THE QUANTUM GROUP, INC.
      --------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                                20-0774748
------------------------------                               -------------------
STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


            12230 Forest Hill Blvd., Suite 157, Wellington, FL 33414
 -------------------------------------------------------------------------------
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 227-1597
  ----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS.

                                    YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 9, 2004, the number of the Company's shares of par value $.001 common stock outstanding was 3,403,332.

                                      INDEX




    Part I - FINANCIAL INFORMATION

    Item 1 - Financial Statements-Unaudited

              Condensed Balance Sheet                                         3

              Condensed Statements of Operations                              4

              Condensed Statement of Changes in Deficiency in Assets          5

              Condensed Statements of Cash Flows                              6

              Notes to Condensed Financial Statements                         7

    Item 2- Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                    13

    Item 3- Controls and Procedures                                           15


    PART II - OTHER INFORMATION                                               16


    SIGNATURES                                                                18

PART I

ITEM 1.  FINANCIAL INFORMATION.

                             THE QUANTUM GROUP, INC.
                             CONDENSED BALANCE SHEET
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 APRIL 30, 2004
                                   (Unaudited)

ASSETS

Current assets:
         Cash                                                           $   2,208
                                                                        ---------
         Total current assets                                               2,208

Property and equipment, net of accumulated depreciation of $3,592           1,241
Investment in related companies                                            10,000
Other assets                                                                2,869
                                                                        ---------
Total assets                                                            $  16,318
                                                                        =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                       $ 237,082
         Accrued payroll                                                  248,103
         Notes payable and accrued interest - shareholder  (note 8)       272,644
                                                                        ---------

Total current liabilities                                                 757,829


Commitments and contingencies


Deficiency in assets accumulated during development stage                (741,511)
                                                                        ---------
Total liabilities and deficiency in assets                              $  16,318
                                                                        =========

            See accompanying notes to condensed financial statements.

                             THE QUANTUM GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  FOR THE PERIODS ENDED APRIL 30, 2004 AND 2003
                                   (Unaudited)

                                                                                             For the period
                                                                                              July 24, 2001
                            For the three months ended         For the six months ended      (inception) to
                         --------------------------------  -------------------------------   --------------
                         April 30, 2004    April 30, 2003  April 30, 2004   April 30, 2003   April 30, 2004
                         --------------    --------------  --------------   --------------   --------------
Interest Expense           $     8,194      $     8,263      $    17,550      $    16,457      $    50,989
Other Expenses                 201,417           19,830          347,595           42,974          774,687
                           -----------      -----------      -----------      -----------      -----------
Expenses Representing
  Net Loss                 $   209,611      $    28,093      $   365,145      $    59,431      $   825,676
                           ===========      ===========      ===========      ===========      ===========

Basic and diluted loss
      per common share     $     (0.06)     $     (0.01)     $     (0.11)     $     (0.02)     $     (0.28)
                           ===========      ===========      ===========      ===========      ===========

Weighted average
  number of
  common shares
  outstanding                3,383,239        2,700,000        3,351,721        2,700,000        2,903,682
                           ===========      ===========      ===========      ===========      ===========

      See accompanying notes to condensed financial statements.

                             THE QUANTUM GROUP, INC.
            STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                 APRIL 30, 2004
                                   (Unaudited)

                                   Common Stock
                             par value $.001 per share                               Allocated
                              170,000,000 authorized     Additional                    Shares
                             -------------------------    Paid-in       Deferred     for Deferred    Accumulated        Total
                               # of Shares    Amount      Capital     Compensation   Compensation      Deficit         Equity
                               -----------    ------     ----------   ------------   ------------    -----------     ---------
Balance 7/24/01 (inception)     2,700,000     $2,700     $  17,300             --             --             --      $  20,000
Net (loss)                             --         --            --             --             --      $(127,576)      (127,576)
                                ---------     ------     ---------      ---------      ---------      ---------      ---------
Balance at 10-31-01             2,700,000      2,700        17,300             --             --       (127,576)      (107,576)
Net (loss)                             --         --            --             --             --        (86,400)       (86,400)
                                ---------     ------     ---------      ---------      ---------      ---------      ---------
Balance at 10/31/02             2,700,000      2,700        17,300             --             --       (213,976)      (193,976)
Merger with TPII                  510,877        511      (121,363)            --             --             --       (120,852)
Sale of
  common stock
  for cash                         86,000         86        64,914             --             --             --         65,000
Deferred compensation-
  stock options                        --         --       207,500       (207,500)            --             --             --
Deferred compensation-
  stock grants                         --         --            --       (327,150)     $ 327,150             --             --
Amortization of
  deferred comp                        --         --            --          3,458             --             --          3,458
Net (loss)                             --         --            --             --             --       (246,555)      (246,555)
                                ---------     ------     ---------      ---------      ---------      ---------      ---------
Balance at 10/31/03             3,296,877      3,297       168,351       (531,192)       327,150       (460,531)      (492,925)
Issuance of
  common stock -
  stk grants                       71,260         71        64,056         64,127        (64,127)            --         64,127
Amortization of
  deferred comp                        --         --            --         10,375             --             --         10,375
Net (loss)                             --         --            --             --             --       (155,534)      (155,534)
                                ---------     ------     ---------      ---------      ---------      ---------      ---------
Balance at 1/31/04              3,368,137      3,368       232,407       (456,690)       263,023       (616,065)      (573,957)
Issuance of
  common stock -
  stk grants                       35,195         35        31,647         31,682        (31,682)            --         31,682
Amortization of
  deferred comp                        --         --            --         10,375             --             --         10,375
Net (loss)                             --         --            --             --             --       (209,611)      (209,611)
                                ---------     ------     ---------      ---------      ---------      ---------      ---------
Balance at 4/30/04              3,403,332     $3,403     $ 264,054      $(414,633)     $ 231,341      $(825,676)     $(741,511)
                                =========     ======     =========      =========      =========      =========      =========


           See accompanying notes to condensed financial statements.

                             THE QUANTUM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENTS OF CASH FLOW
                  FOR THE PERIODS ENDED APRIL 30, 2004 AND 2003
                                  (Unaudited)

                                                        6 Months       6 Months     July 24, 2001
                                                         ended           ended      (Inception) to
                                                    April 30, 2004  April 30, 2003  April 30, 2004
                                                    --------------  --------------  --------------
OPERATING ACTIVITIES
    Net (loss)                                         $(365,145)     $ (59,431)      (825,676)
                                                       ---------      ---------      ---------
    Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation                                        666            622          3,593
         Amortization of deferred compensation           116,559        120,017

    Changes in operating assets and liabilities:
         (Increase) decrease in other assets                 (96)         1,820         (2,869)
         Increase (decrease) in accounts payable
           and accrued liabilities                       222,146         52,457        415,315

                                                       ---------      ---------      ---------
         Total adjustments                               339,275         54,899        536,056
                                                       ---------      ---------      ---------

             Net cash used in operating activities       (25,870)        (4,532)      (289,620)

INVESTING ACTIVITIES
    Purchase of property and equipment                      (214)            --         (4,834)
    Investment in related companies                           --             --        (10,000)
                                                       ---------      ---------      ---------
             Net cash provided by (used in)
               investing activities                         (214)            --        (14,834)
                                                       ---------      ---------      ---------
FINANCING ACTIVITIES
    Proceeds from note payable                            28,050          4,532        221,662
    Proceeds from issuance of common stock                    --             --         85,000
                                                       ---------      ---------      ---------
Net cash provided by financing activities                 28,050          4,532        306,662
                                                       ---------      ---------      ---------

Net increase (decrease) in cash                            1,966             --          2,208

Cash at beginning of period                                  242             --             --
                                                       ---------      ---------      ---------

Cash at end of period                                  $   2,208      $      --      $   2,208
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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

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

Basis of Presentation

The condensed financial statements include of The Quantum Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2004, were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2004, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2003, which should be read in conjunction with this quarterly report.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2004, there were no cash equivalents.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

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

NOTE 6: OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

On October 1, 2003, the Company granted 363,500 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares start vesting January 1, 2004 and are to be vested over two and three year periods. The Company recorded $327,150 of unearned compensation and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The Company recognized $71,475 in compensation expense related to these stock grants for the six month period ended April 30, 2004. The value of the stock was determined by the closing market price at the date of grant. Additionally, the Company granted 415,000 options at $.40 per share to employees and directors to be vested over three years. The options start vesting January 1, 2004. The Company has recognized $207,500 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard no. 123. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $20,750 in compensation expense related to these stock option grants for the six month period ended April 30, 2004.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

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

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $207,500 in compensation expense, of which $183,292 was deferred at April 30, 2004.

No options were granted during the six month periods ended April 30, 2004 and 2003, respectively.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

NOTE 7:  STOCK OPTIONS (CONTINUED)

A summary of options during the six months ended April 30, 2004 and 2003 is shown below:

                                                         Weighted                     Weighted
                                             Number      Average        Number        Average
                                               of        Exercise         of          Exercise
                                             Shares       Price         Shares         Price
                                           ---------     ---------     ---------     ---------
Outstanding at beginning of the period       415,000     $0.40            --           $--
Granted                                           --     $  --            --           $--
Exercised                                         --     $  --            --           $--
Forfeited                                         --     $  --            --           $--
                                           -----------------------------------------------
Outstanding at April 30,                     415,000     $0.40            --           $--
Exercisable at April 30,                          --                      --
                                           ---------                   ---------
Available for issuance at April 30,        4,585,000                      --
                                           ---------                   ---------

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at April 30, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                          2004             2003
                       -----------      ----------
Net income (loss)
       As reported     $  (365,145)     $  (59,431)
                       -----------      ----------
       Pro forma       $  (381,745)     $  (59,431)
                       -----------      ----------
Earnings per share
       As reported     $     (0.11)     $    (0.02)
                       -----------      ----------
       Pro forma       $     (0.11)     $    (0.02)
                       -----------      ----------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                Risk-free interest rate                     4%
                Expected life (years)                       5
                Expected volatility                         2.31
                Expected dividends                          None

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2004

NOTE 8: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued at April 30, 2004 is $48,352.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The note payable balance and accrued interest as of April 30, 2004 and 2003 are $42,582 and $2,631 respectively.

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

NOTE 9: OTHER EQUITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended April 30, 2004 and April 30, 2003, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses and negative cash flows from its development and organization activities and has negative working capital and shareholders' deficit. Under normal conditions, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. See "Liquidity and Capital Resources," below.

RESULTS OF OPERATIONS

Three months ended April 30, 2004 and 2003

The expenses for the quarter ended April 30, 2004 were $209,611 compared to $28,093 for the quarter April 30, 2003. The increase was primarily due to an increase in personnel and salaries and consulting fees of $103,367 and the amortization of deferred compensation of $46,113.

Six months ended April 30, 2004 and 2003

The expenses for the six months ended April 30, 2004 were $365,145 compared to $59,431 for the six months ended April 30, 2003. The increase was primarily due to an increase in personnel and salaries and consulting fees of $158,118 and the amortization of deferred compensation of $92,225.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, the Company had working capital deficit of $755,621 as compared to a working capital deficit of $254,857 at April 30, 2003.

Cash inflow from financing activities was $28,050 for the six months ended April 30, 2004, compared $4,532 for the six months ended April 30, 2003. The increase was due to additional funds advanced by the majority shareholder. The Company will need to secure financing during the next 12 months.

On June 9, 2004, the Company executed a letter of intent with an investment group to raise up to $1,000,000 from foreign investors. These shares, if any are sold and accepted by the Company, will be restricted from sale in the United States for a minimum of one year. The Company will use any proceeds to further develop its business plan. The Company has no assurance that this effort will be successful, or that it may not need to change the terms of the offering. The Company expects to pay commission and expenses of 13%, plus legal and support cost relating to this private overseas offering.

On June 11, 2004, the Company received a loan for $30,000 from an accredited investor. The Company anticipates issuing 300,000 restricted common shares exempt from registration, under Rule 144, to satisfy this obligation, in the near future. The proceeds of this loan will be used to satisfy obligations, expenses and debts of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Management and resources are limited, as of April 30, 2004 we had only three full time employees who were also officers and directors of the Company. These positions are President/CEO, CFO and a Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

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

                             THE QUANTUM GROUP, INC.


                             Date: June 21, 2004


                             BY:     /s/ Noel J. Guillama
                                     ---------------------------
                                     Noel J. Guillama, President