Form 10QSB
period 2004-07-31
QUANTUM GROUP INC /FL
filed 2004-09-20
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED: July 31, 2004

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

          3460 Fairlane Farms Road, Suite 4, Wellington, Florida 33414
          -------------------------------------------------------------
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 798-9800
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 9, 2004, the number of the Company's shares of par value $.001 common stock outstanding was 17,892,899.

                                      INDEX

    Part I - FINANCIAL INFORMATION

    Item 1 - Financial Statements-Unaudited

              Condensed Balance Sheet                                        3

              Condensed Statements of Operations                             4

              Condensed Statement of Changes in Deficiency in Assets         5

              Condensed Statements of Cash Flows                             6

              Notes to Condensed Financial Statements                        7

    Item 2- Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                       14

    Item 3- Controls and Procedures                                         16


    PART II - OTHER INFORMATION                                             17

    SIGNATURES                                                              19

PART I

ITEM 1. FINANCIAL INFORMATION.

                             CONDENSED BALANCE SHEET
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 JULY 31, 2004
                                  (Unaudited)

ASSETS

Current assets:
         Cash                                                         $ 107,005
                                                                      ---------
         Total current assets                                           107,005

Property and equipment, net of accumulated depreciation of $3,592        22,165
Investment in related companies                                          10,000
Other assets                                                             16,090
                                                                      ---------
Total assets                                                          $ 155,260
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                     $ 248,070
         Accrued payroll                                                349,639
         Notes payable and accrued interest - shareholder  (note 8)     276,619
         Loan Payable                                                    30,000
                                                                      ---------

Total current liabilities                                               904,328


Commitments and contingencies


Deficiency in assets accumulated during development stage              (749,068)
                                                                      ---------
Total liabilities and deficiency in assets                            $ 155,260
                                                                      =========

            See accompanying notes to condensed financial statements

                             THE QUANTUM GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  FOR THE PERIODS ENDED JULY 31, 2004 AND 2003
                                   (Unaudited)

                                                                                                             For the period
                                              For the three months ended        For the nine months ended     July 24, 2001
                                             ----------------------------      ----------------------------   (inception) to
                                               July 31,          July 31,         July 31,        July 31,         July 31,
                                                2004              2003             2004            2003             2004
                                             -----------      -----------      -----------      -----------      ----------
Interest Expense                             $     9,975      $         5      $    27,525      $         5      $   60,964
Other Expenses                                   244,908           71,564          592,503          130,995       1,019,595
                                             -----------      -----------      -----------      -----------      ----------
Expenses Representing Net Loss               $   254,883      $    71,569      $   620,028      $   131,000      $1,080,559
                                             ===========      ===========      ===========      ===========      ==========




Basic and diluted loss per common share      $     (0.07)     $     (0.02)     $     (0.18)     $     (0.05)
                                             ===========      ===========      ===========      ===========

Weighted average number of common shares
      outstanding                              3,613,922        3,063,286        3,439,759        2,834,510
                                             ===========      ===========      ===========      ===========

            See accompanying notes to condensed financial statements

                             THE QUANTUM GROUP, INC.
            STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  JULY 31, 2004
                                   (Unaudited)

                                                 Common Stock
                                                  par value
                                               $.001 per share
                                                 170,000,000                                    Allocated
                                                  authorized       Additional                     Shares
                                            ---------------------   Paid-in       Deferred     for Deferred Accumulated   Total
                                            # of Shares   Amount    Capital     Compensation   Compensation   Deficit     Equity
                                             ---------    -------  ----------   ------------   ------------ ----------- ---------
Balance 7/24/01 (inception)                  2,700,000    $ 2,700   $ 17,300                                             $ 20,000

Net (loss)                                                                                                  $ (127,576)  (127,576)
                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 10-31-01                          2,700,000      2,700     17,300                                  (127,576)  (107,576)

Net (loss)                                                                                                     (86,400)   (86,400)

                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 10/31/02                          2,700,000      2,700     17,300                                  (213,976)  (193,976)

Merger with TPII                               510,877        511   (121,363)                                            (120,852)
Sale of common stock for cash                   86,000         86     64,914                                               65,000
Deferred compensation-stock options                                  207,500      (207,500)                                     -
Deferred compensation-stock grants                                                (327,150)     $ 327,150                       -
Amortization of deferred comp                                                        3,458                                  3,458
Net (loss)                                                                                                    (246,555)  (246,555)
                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 10/31/03                          3,296,877      3,297    168,351      (531,192)       327,150     (460,531)  (492,925)

Issuance of common stock - stk grants           71,260         71     64,056        64,127        (64,127)                 64,127
Amortization of deferred comp.                                                      10,375                                 10,375
Net (loss)                                                                                                    (155,534)  (155,534)
                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 1/31/04                           3,368,137      3,368    232,407      (456,690)       263,023     (616,065)  (573,957)

Issuance of common stock - stk grants           35,195         35     31,647        31,682        (31,682)                 31,682
Amortization of deferred comp.                                                      10,375                                 10,375
Net (loss)                                                                                                    (209,611)  (209,611)
                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 4/30/04                           3,403,332      3,403    264,054      (414,633)       231,341     (825,676)  (741,511)

Sale of common stock                           741,146        741    189,528                                              190,269
Issuance of stock - stk grants                  35,195         35     31,647        31,682        (31,682)                 31,682
Amortization of deferred comp.                                                      10,375                                 10,375
Stock based compensation                        15,000         15     14,985                                               15,000
Net (loss)                                                                                                    (254,883)  (254,883)
                                             ---------    -------   --------     ---------       --------  -----------  ---------
Balance at 7/31/04                           4,194,673    $ 4,194   $500,214     $(372,576)      $199,659  $(1,080,559) $(749,068)
                                             =========    =======   ========     =========       ========  ===========  =========

     See accompanying notes to condensed financial statements.

                             THE QUANTUM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENTS OF CASH FLOW
                  FOR THE PERIODS ENDED JULY 31, 2004 AND 2003
                                   (Unaudited)

                                                               9 Months      9 Months    July 24, 2001
                                                                 ended         ended    (Inception) to
                                                                July 31,      July 31,      July 31,
                                                                 2004          2003          2004
                                                               ---------     ---------  --------------
OPERATING ACTIVITIES
     Net (loss)                                                $(620,028)    $(131,000)   $(1,080,559)
                                                               ---------     ---------    -----------
     Adjustments to reconcile net loss
     to net cash used in operating activities:
         Depreciation                                                986           939          3,913
         Amortization of deferred compensation                   158,616                      162,074
         Issuance of stock for compensation                       15,000                       15,000

     Changes in operating assets and liabilities:
         (Increase) decrease in other assets                     (13,317)         (702)       (16,090)
         Increase (decrease) in accounts payable
           and accrued liabilities                               342,565        97,120        535,734
                                                               ---------     ---------    -----------
         Total adjustments                                       503,850        97,357        700,631
                                                               ---------     ---------    -----------

             Net cash used in operating activities              (116,178)      (33,643)      (379,928)

INVESTING ACTIVITIES
     Purchase of property and equipment                          (21,458)         (130)       (26,078)
     Investment in related companies                                           (10,000)       (10,000)
                                                               ---------     ---------    -----------
             Net cash provided by (used in)
               investing activities                              (21,458)      (10,130)       (36,078)
                                                               ---------     ---------    -----------

FINANCING ACTIVITIES
     Proceeds from note payable                                   54,130         4,532        247,742
     Proceeds from issuance of common stock                      190,269        44,000        275,269
                                                               ---------     ---------    -----------
Net cash provided by financing activities                        244,399        48,532        523,011
                                                               ---------     ---------    -----------

Net increase (decrease) in cash                                  106,763         4,759        107,005

Cash at beginning of period                                          242            --             --
                                                               ---------     ---------    -----------

Cash at end of period                                          $ 107,005     $   4,759    $   107,005
                                                               =========     =========    ===========


             Supplemental disclosures of
             cash flow information:

               Cash paid during the period for interest        $      --     $      --    $        --

             Supplemental disclosures of non-cash
             investing and financing activities:

               Assumption of Liabilities of
                 Transform Pack International, Inc.            $      --     $ 120,852    $   120,852

     See accompanying notes to financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

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

The accompanying condensed financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the nine months ended July 31, 2004, were of a normal, recurring nature. The amounts presented for the nine months ended July 31, 2004, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2003, which should be read in conjunction with this quarterly report.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2004 there were no cash equivalents.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at July 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                         2004           2003
                       ---------      --------

Net income (loss)
       As reported     $(620,028)     $(59,431)
                       ---------      --------
       Pro forma       $(644,928)     $(59,431)
                       ---------      --------
Earnings per share
       As reported     $   (0.18)     $  (0.02)
                       ---------      --------
       Pro forma       $   (0.19)     $  (0.02)
                       ---------      --------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

               isk-free interest rate             4%
               xpected life (years)               5
               xpected volatility                 2.31
               xpected dividends                  None

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

NOTE 4: MERGER WITH QUANTUM HIPAA CONSULTING, INC.

Effective May 28, 2003, the Company consummated a merger pursuant to a merger agreement with Quantum HIPAA Consulting Group, Inc. Quantum HIPAA Consulting Group, Inc. developed a training compact disc and manuals to instruct the healthcare industry on the implementation of the regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

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

NOTE 6: OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

On October 1, 2003, the Company granted 363,500 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares start vesting January 1, 2004 and are to be vested over two and three year periods. The Company recorded $327,150 of unearned compensation and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The Company recognized $107,212 in compensation expense related to these stock grants for the nine month period ended July 31, 2004. The value of the stock was determined by the closing market price at the date of grant. Additionally, the Company granted 415,000 options at $.40 per share to employees and directors to be vested over three years. The options start vesting January 1, 2004. The Company has recognized $207,500 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard no. 123. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $31,125 in compensation expense related to these stock option grants for the nine month period ended July 31, 2004.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

NOTE 7:  STOCK OPTIONS (CONTINUED)

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

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $207,500 in compensation expense, of which $172,916 was deferred at July 31, 2004.

The Company granted 90,000 options to an employee during the nine month period ended July 31, 2004 at an average exercise price of $1.00 per share. No options were granted during the nine month period ended July 31, 2003.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

NOTE 7:  STOCK OPTIONS (CONTINUED)

A summary of options during the nine months ended July 31, 2004 and 2003 is shown below:

                                                           Weighted                    Weighted
                                                            Average                     Average
                                           Number of       Exercise    Number of       Exercise
                                             Shares          Price       Shares          Price
                                           ---------       --------    ---------      --------
Outstanding at beginning of the period                       $ 0.40          --          $--
Granted                                       90,000         $ 1.00          --          $--
Exercised                                         --         $   --          --          $--
Forfeited                                         --         $   --          --          $--
                                           ---------         ------    --------          ---
Outstanding at April 30,                      90,000         $ 0.40          --          $--
Exercisable at April 30,                          --                         --
                                           ---------                   --------
Available for issuance at April 30,        4,910,000                         --
                                           ---------                   --------

NOTE 8: OTHER EQUITY

Following a motion approved by the Company's shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares to the shareholders of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own. Control in the Company will not change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger is not expected to be consummated until documentation is completed and approval of the Board of Directors of all the companies.

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The terms include the share price to be a 75% discount on the closing sale price. The placement companies will receive a combined placement fee of 13% of the gross proceeds received from issuance of shares. Additionally, after the Company receives net proceeds of $500,000, the placement companies will receive 100,000 warrants exercisable at 110% of the closing bid price with a floor of $0.75 per share. As of July 31, 2004, the Company received $218,000 and issued 741,146 shares.

NOTE 9: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued at July 31, 2004 is $54,410.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The note payable balance and accrued interest as of July 31, 2004 are $38,582 and $4,547 respectively. THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2004

NOTE 9: RELATED PARTY TRANSACTIONS (CONTINUED)

In July 2003, the Company purchased a 20% interest Renaissance Health Systems, Inc. for $5,000 from a shareholder of the Company. Renaissance Health Systems is a development stage enterprise in the health care business. Additionally, the Company purchased a 20% interest in Quantum Medical Technologies, Inc. for $5,000 from a shareholder of the Company. Quantum Medical Technologies, Inc. is a development stage enterprise in the medical technologies business. See Note 10.

NOTE 10: SUBSEQUENT EVENTS

Effective August 9, 2004 The Company completed a previously announced, and shareholder approved consolidation of its interest by acquiring the 80% of Quantum Medical Technologies, Inc., and Renaissance Health Systems, Inc. it did not own. As previously disclosed, the Company issued 13,300,000 Common Shares and in addition issued 100,000 A-1 Preferred Stock recently authorized by the Company with preferential super voting interest, one hundred votes per share, and convertible in 4 years to Common Stock under certain conditions.

Quantum Medical Technologies, Inc. (QMT) was incorporated in January of 2000, and is a developmental stage company, with no significant material assets or liabilities and no revenues, and consists primarily of intellectual and patent pending business process to provide medical technologies, computer programs, electronic services, predictive modeling and other services to the medical profession. The Company has begun to develop a Cybernaptic (SM) process to connect in an applications service provider (ASP) format most of the touch points in the healthcare delivery system. The Company has also in development a QuantumQuotient (SM) index that the Company believes could be used as a tool to provide a measurable way to tack improvement in the healthcare lifestyle of its subject. If this process can be confirmed, it could have significant value to the Company as a tool to reduce cost, and as a intellectual property it can sell or license to others. In addition, the Company is currently in the final stages of purchasing an online medical office billing and collection program, which is currently in beta testing. QMT's primary shareholder is the majority shareholder of the Company.

Renaissance Health Systems, Inc. was incorporated in December of 2002, and is a developmental stage company, with no significant material assets or liabilities and no revenues, which was formed to create a community health system (CHS) that will coordinate care to managed care patients by affiliating with providers, physicians and hospitals. The Company has secured a letter of intent with a Florida licensed health maintenance organization to build a CHS in three counties in central Florida. The Company's management has extensive experience in developing CHS and with recent additions to the staff seeks to complete the CHS by end of 4rh quarter of 2004. QMT's primary shareholder is the majority shareholder of the Company.

On August 26, 2004, an advance of $30,000 from an outside investor, made in June 2004, was converted into 300,000 shares of common stock at a conversion price of $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended July 31 2004 and 2003, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

GOING CONCERN

The Company is a development stage company that over the last three years has expensed material sums in creating procedures, manuals and systems to assist the medical community in the implementation of medical regulations. Though the Company has materially finished developing its training programs, additional updates and deployment will be required.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2004 and 2003

The expenses for the quarter ended July 31, 2004 were $254,883 compared to $71,569 for the quarter July 31, 2003. The increase of $183,314 was primarily due to an increase in personnel, salaries, consulting fees and related costs of $72,845 and the amortization of deferred compensation of $46,112.

Nine months ended July 31, 2004 and 2003

The expenses for the nine months ended July 31, 2004 were $620,028 compared to $131,000 for the nine months ended July 31, 2003. The increase of $ 489,028 was primarily due to an increase in personnel, salaries, consulting fees and related costs of $228,464 and the amortization of deferred compensation of $138,338.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company had working capital deficit of $797,323 as compared to a working capital deficit of $415,614 at July 31, 2003.

Cash inflow from financing activities was $244,399 for the nine months ended July 31, 2004, compared $48,532 for the nine months ended July 31, 2003. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company will need to secure additional financing during the next 12 months.

On June 9, 2004, the Company executed a letter of intent with an investment group to raise up to $1,000,000 from foreign investors. These shares, if any are sold and accepted by the Company, will be restricted from sale in the United States for a minimum of one year. The Company will use any proceeds to further develop its business plan.. The Company has no assurance that this effort will be successful, or that it may not need to change the terms of the offering. The Company expects to pay commission and expenses of 13%, plus legal and support cost relating to this private overseas offering. The Company realized net proceeds from the sale of common stock of $213,759 through August 31, 2004.

On June 11, 2004, the Company received a loan for $30,000 from an accredited investor. On August 26, 2004, the Company issued 300,000 restricted common shares exempt from registration, under Rule 144, to satisfy this obligation. The proceeds of this loan will be used to satisfy obligations, expenses and debts of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Management and resources are limited, as of July 31, 2004 we had only five full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The terms include the share price to be a 75% discount off the closing sale price. The placement companies will receive a placement fee of 13% of the gross proceeds received from issuance of shares. Additionally, after the Company receives net proceeds of $500,000, the placement companies will receive 100,000 warrants exercisable at 110% of the closing bid price with a floor of $0.75 per share. As of July 31, 2004, the Company received $218,000 and issued 741,146 shares.

Following a motion approved by the Company shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse common shares and 100,000 of a new class of Preferred Stock, convertible into 30 common shares after four years and is entitled to vote 100 common shares per Preferred Stock, to the shareholders of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own. Control in the Company will not change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger was approved by the Board of Directors on August 16, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2003, the Company is in default of a $ 179,080, plus accrued interest of $54,410, obligation to the Company's President and largest shareholder. He has not declared the note in default as of this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

    Exhibit            SEC Ref.         Title of Document
      No.                 No.
    -------            -------          -----------------
     31.1                 31            Certification of the Chief Executive Officer and Chief Financial Officer
                                        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2                 31            Certification of the Chief Executive Officer and Chief Executive Officer
                                        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1                 32            Certifications of the Chief Executive Officer and Chief Financial Officer
                                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2                 32            Certifications of the Chief Executive Officer and Chief Executive Officer
                                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                             THE QUANTUM GROUP, INC.


                                    Date:


                                    BY:     /s/ Noel J. Guillama
                                            -------------------------------
                                                Noel J. Guillama, President