Form 10KSB
period 2004-10-31
QUANTUM GROUP INC /FL
filed 2005-02-14
CIK 1118847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE MONTH PERIOD ENDED OCTOBER 31, 2004

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31727

                             THE QUANTUM GROUP, INC.
                (Name of registrant as specified in its charter)

          NEVADA                                        20-0774748
 (State or other jurisdiction of            (I.R.S. Employer Identification No)
 Incorporation or organization)

                        3460 FAIRLANE FARMS ROAD, SUITE 4
                            WELLINGTON, FLORIDA 33414
               (Address of principal executive offices) (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (561) 227-1597
       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE
                       SERIES A PREFERRED, $.001 PAR VALUE

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

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $3,251,950 (computed using the closing price of $.50 per share of Common Stock on January 27, 2005 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

         There were 18,659,238 shares of the registrant's Common Stock, par value $.001 per share, outstanding on January 27, 2004.

AVAILABLE INFORMATION


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

                             The Quantum Group, Inc.

                 FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2004

                                TABLE OF CONTENTS

                                                                     PAGE
PART  I

Item  1.    Description of Business  .....................................  4
Item  2.    Description of Property  ..................................... 22

Item  3.    Legal Proceedings  ........................................... 22
Item  4.    Submission of Matters to a Vote of Security Holders  ......... 22



PART  II

Item  5.    Market for Common Equity and Related Stockholder Matters  ....  24
Item  6.    Management's Plan of Operation  ..............................  26
Item  7.    Financial Statements  ........................................  32
Item  8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  32
Item 8A     Controls and Procedures  .....................................  32



PART  III

Item  9.    Directors and Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act ...  34
Item  10.   Executive Compensation  ......................................  37
Item  11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder matters  ..................  38
Item  12.   Certain Relationships and Related Transactions  ..............  40
Item  13.   Exhibits, List and Reports on Form 8-K  ......................  41
Item  14.   Principal Accountant Fees and Services  ......................  42

SIGNATURES  ..............................................................  43

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  .............................. F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Quantum Group, Inc. (the terms "Company", "us" "QTUM" and/or "we" and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a Nevada corporation created for the sole purpose to reorganize and change domicile of the predecessor company, Transform Pack International, Inc. (TPII). Transform Pack was originally formed as a Minnesota corporation in February 1975 under the name Automated Multiple Systems, Inc., subsequently changed its name to Stylus, Inc., and then changed its name to Cybernetics, Inc. in December 1997. Throughout the early years of the corporation, its business and management were located in Minnesota. However, since 2000 the business and management of Transform Pack have been located in Moncton, New Brunswick, and as of May 29, 2003 in Wellington, Florida.

         On May 28, 2003, Transform Pack completed the acquisition of Quantum HIPAA Consulting Group, Inc., a Florida Corporation based in Wellington, Florida. Quantum HIPAA Consulting Group was in the business of advising the healthcare industry on the implementation of regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Transform Pack made the acquisition by issuing 27,000,000 shares of Common Stock ($0.004 par value) to Noel J. Guillama, the sole stockholder of Quantum HIPAA Consulting Group, in exchange for all the issued and outstanding shares of Quantum HIPAA Consulting Group. As a result, Mr. Guillama became the direct and beneficial owner of approximately 80.18% of the issued and outstanding shares of the Company. For accounting purposes, this transaction was treated as a reorganization. Prior to the acquisition of Quantum HIPAA Consulting Group, there was no affiliation or other relationship between Transform Pack and Quantum HIPAA Consulting Group or Mr. Guillama.

         Since Transform Pack no longer has any business or management connection with the state of Minnesota, the Board of Directors determined late in 2003, that the corporation could benefit from changing its domicile to a state such as Nevada. With the ratification by the Shareholders on January 30, 2004, completed in February 2004, the Company's new stock symbol on the Over-the-Counter Bulletin Board market was changed to QTUM.

         The Company is a development stage company with no current revenues. As of February 6, 2004 management's efforts have been primarily in market research, business development, negotiations of various Letters of Intent and due diligence on potential acquisitions, joint ventures and licensing agreements. Its business model today is to become a leading provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities, physician associations; developing new technologies to create a more effective and responsive healthcare system; and providing leading edge healthcare services to consumers.

         In developing this model, the Company originally purchased 20% interest from our major shareholder in two companies which he was developing. These companies are Quantum Medical Technologies, Inc. (QMT) (a Florida corporation) and Renaissance Health Systems, Inc. (RHS) (a Florida corporation). Both QMT and RHS are also development stage companies. In both cases each company has a Letter of Intent (LOI) to develop products and services with institutions in the healthcare field; however, the capital has not been secured to exploit these opportunities. Management believes that with a more complex and complementary model the Company is more likely to obtain financing that in the end will produce results for shareholders.

         At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 post reverse shares and 200,000 Series A Preferred Stock (subsequently added to the purchase price by the Board of Directors on July 19, 2004) to the majority shareholder of the Company, Mr. Guillama, of both QMT and RHS for the 80% of each of those companies. Mr. Guillama had previously granted 7,175,000 options exercisable at $.001 per share on the shares he owned in the two Companies. 1,000,000 options are held by an affiliate of Mr. Guillama, 2,180,000 are held by Directors of the Quantum Group and 3,995,000 are held by non affiliates. As of October 31, 2004,

965,000 options were exercised leaving Mr. Guillama with a direct and beneficial ownership of approximately 79% of the issued and outstanding shares of the Company. Control in the Company will not material change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common share of the Company today. The final merger was completed in August 2004.

         The Company is organized in three key operating divisions:
     >> THE QUANTUM GROUP, as the parent company, will provide outsourcing to physicians and healthcare organizations. Our services will include: privacy consulting, human resources management, managed care contracting, government compliance, financial management, facilities management, venture management, and healthcare venture/merchant banking. The Company has identified potential acquisitions to give it a core group of services, such as medical billing and collections, consulting and financial services.

     >> QUANTUM MEDICAL TECHNOLOGIES (QMT). The QMT team has spent 4 years in the development of technology systems to increase the efficiency of the healthcare system. The Company has in development process three PATENT PENDING business processes. In addition, the Company also provides webservices to medical societies and is currently developing a web-based health information platform to use both internally and market to non-affiliated physicians.

     >> RENAISSANCE HEALTH SYSTEMS (RHS). RHS is organized as a new breed, next generation Community Health System (CHS), contracting with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with one Florida MCO, and is currently in final negotiations with two other Florida-based MCOs.

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

         From education, visioning and planning, to implementation and outsourcing, the Company intends to provide the following services and solutions that are designed to help client organizations perform better:

     >>  Government Compliance
            o  HIPAA
            o  Medicare
            o  Medicaid
            o  HMO/PPO
     >>  Managed Care
            o  Contract Negotiations
            o  Auditing
            o  Business Development
            o  MSO Development
            o  IPA Development
     >>  Financial Management
            o  Billing Services
            o  Collection Services
            o  Payroll Services
            o  Accounts Receivable Financing
            o  Equipment Financing
            o  Executive Lines of Credit
     >>  Information Technology
            o  Website Development
            o  Information Management
            o  ASP Services
            o  Secure Communications
            o  Business Process Management
     >>  Information Technology
            o  Full Medical Office Management
            o  Facilities Management
            o  Employee Management

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

         The Company has also begun to develop a new method to track improvement in patient life style with a patent pending process called QuantumQuotient (sm) or Qx2 (sm) . The Company is exploring validation by a major research university in the U.S.

Renaissance Health Systems, Inc. - Services

         Renaissance Health Systems, Inc. ("Renaissance" or "RHS") was incorporated in the State of Florida on December 13, 2002. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our senior management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS expects to create a new model for healthcare called the Community Health System (CHS) to contract with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with one Florida MCO and is currently in final negotiations with two other Florida-based MCOs.

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

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act--the most significant improvement in healthcare coverage for senior citizens and those with disabilities in nearly forty years. This historic legislation makes available a prescription drug benefit to all 41 million Medicare beneficiaries, helping them afford the cost of their medicines, and offering other significant improvements as well.

         According to President Bush's proposed 2005 Federal Budget, Medicare Advantage (formerly Medicare + Choice) growth is projected to increase nearly 100% over the next 4 years. In addition, actual "per member per month" (PMPM) payments to Managed Care Organizations (MCO) are expected to be increased by a record 10.6% nationwide. In Palm Beach County Florida where the Company is based, federal funding to Medicare HMOs is increasing about 16 percent. MCOs will receive $734.51 per member per month from the federal government, up from $633.86 per member per month.

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

         With Medicare payments to MCO's rising 2 percent annually in recent years, many insurance executives decided that they could no longer do business with the program because their Medicare-related costs were rising about 10 percent a year. From 1999 to 2003, health plans dropped more than 2.4 million Medicare beneficiaries. Some pulled out of Medicare entirely, while others curtailed their participation by withdrawing from specific counties. Leslie V. Norwalk, acting deputy administrator of the Federal Centers for Medicare and Medicaid Services, predicted publicly that as a result of the increased payments, which took effect March 1, 2004, many private plans would return to the Medicare program.

         About 4.6 million beneficiaries, or 11 percent of the 41 million people enrolled in Medicare, are now in MCO's, which have customarily provided drug benefits and preventive care not available in the original fee-for-service program. The number of people in private plans reached a peak of 6.3 million, or 16 percent of beneficiaries, in late 1999.

         The Bush administration predicts that the Medicare law enacted in December 2003, to encourage people to enroll in MCO's and similar private plans called Preferred Provider Organizations (PPO's), so that by 2007, 35 percent of beneficiaries will be members of such plans. Tommy G. Thompson, the Secretary of Health and Human Services, described the increased payments as "an investment in our seniors." As a result of the increase, Mr. Thompson said, Medicare beneficiaries will have more options and better services. Private plans will be able to use the additional money to enhance benefits, to reduce premiums or co-payments paid by beneficiaries, or, as a way of stabilizing the network of healthcare providers who serve the beneficiaries, to increase payments to doctors and hospitals.

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

         The increased payments to Medicare Advantage were included in the bipartisan Medicare Prescription Drug, Improvement and Modernization Act recently signed into law by President Bush. The increases will average 10.6 percent across plans.

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

         The amount of the increase varies by county. The average increase in 2004 was about 10.6 percent for those counties where Medicare Advantage plans are available. That increase includes an average 3.2 percent increase that plans were expected to receive in 2004 before the enactment of the new Medicare law.

         In a survey completed by Harris Interactive(R) of attendees at the World Health Care Congress, top executives in the healthcare industry believe information technology is key to containing rising healthcare costs in the U.S. Seventy-nine percent of those polled - leaders of health insurance companies, hospitals, pharmaceutical corporations and large employers - cited information technology's ability to improve the quality of care in conjunction with practice guidelines and other proposals made by the Institute of Medicine (IOM) as effective and desirable ways to contain costs. When respondents were asked to identify their top two priorities for containing costs, use of information technology in conjunction with practice guidelines and other proposals made by IOM emerged as the number one choice with 49 %.

         During a speech on February 2004 at the World Healthcare Congress in Washington, U.S. Health and Human Services Secretary Tommy Thompson said that "Four years into the 21st century, the healthcare industry still depends on pencils, papers, manila folders, and memo sheets as primary tools for getting its work done" he further said "the nation's healthcare delivery system needs to more widely incorporate business practices used in other industries, especially information technology."

         In the same speech, Thompson told attendees that supermarket clerks rely on technology to ensure they give customers the right change, without mistakes. Yet, the Institute of Medicine estimates that 98,000 patients die--and even more are disabled each year--due to errors that can be largely prevented by technologies such as computerized prescription ordering, drug bar-code systems, and electronic patient medical records.

         The adoption of those and other technologies in healthcare "could save [the U.S.] $100 billion" a year, through reduced deaths and disabilities. Because the government's Medicare program makes the federal government "the country's largest insurance company, the feds are taking a lead role in trying to make it easier to for more health-care providers to adopt these technologies. The ability to share patient information electronically can help doctors and other providers to make better-informed decisions and spot potential mistakes before they happen. However, without data and other technical standards, the sharing of patient information electronically among health providers is often difficult or impossible. Over the last year or so, Health and Human Services has adopted five key standards related to formats and transmission of patient data, so that electronic medical records can be more easily shared among caregivers. That includes adopting SnoMed as the federal government's standard lexicon for medical diagnosis and treatments. The government is also offering the healthcare industry use of SnoMed free of licensing fees."


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

         We also see that today there are, with minor exceptions, only two places physicians or medical providers can turn for help in meeting all the demands placed on him or her by the business and healthcare environment. Those are high-end highly paid consultants that could be represented by large accounting and large consulting firms, or the local cottage industry of healthcare consultants that range from HR functions to accounting and tax work, generally specializing in one or two areas and stretching to meet the ever increasing needs of his or her client.

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

Renaissance Health Services and the Community Health System (CHS)

         Management views the U.S. healthcare systems as broken. Though a 1.7 trillion dollar business, the fragmented industry is materially ineffective in providing cost effective and quality healthcare. Over the last 15 years there have been many experiments on how to make the treatment of patients more effective, faster and with a sensitivity to cost and outcomes.

         The management of this Company has been part of that experimental process from the days when acquiring doctors was expected to be the "solve-all" solution, to the later evolution of Physician Practice Management (PPM), Management Services Organization (MSO) and Provider Sponsored Network (PSN).

         Management believes that in all these models the patient is effectively placed last by the healthcare system. Renaissance has developed a new model for treating patients, providers, and insurers: the Community Health System or CHS. In a CHS the patient is recognized as the true consumer of healthcare services. The doctor and patient jointly call the shots, not the Managed Care Organization
(MCO) by itself. Patients are actively involved in the improvement of their own healthcare lifestyle. The benefits of the MCO, Renaissance (RHS), the physician, and most importantly the patients are aligned, not just to treat the sick, but to proactively keep the patient healthy and well, thus, reducing the overall costs for the patient and the industry. RHS will pay the physicians to keep their patients healthy, and also directly incentivize the patient at the end of each year for actively participating in his or her own healthcare improvement.

         The listed table below identifies Florida counties where the Company intends to focus its business.. The table identifies each county by name, total population, HMO enrollment and contains other relevant data, intended to demonstrate financial opportunity. There is no statement made as to the probability of entering more than one county or having a material penetration of the Medicare lives in those counties. The information was gathered exclusively from Federal and State of Florida websites, and should only be used as representative of opportunity for the Company and its subsidiary.

                                                                                                              MEDICARE
                                                                                                              ADVANTAGE
                                                                                      PER                      MONTHLY
                           TOTAL          TOTAL                         % OF         CAPITA      % OF      CAPITATION RATES
                        POPULATION      MEDICARE      TOTAL HMO       MEDICARE       INCOME     GROWTH     (PART A & PART B
    COUNTY                (2003)       POPULATION     ENROLLMENT     PENETRATION     (2002)      1990         TOTAL) PMPM
------------------------------------------------------------------------------------------------------------------------
DADE                     2,341,176       317,289        150,780         47.50%       $26,780    20.90%           $986.14
------------------------------------------------------------------------------------------------------------------------
BROWARD                  1,731,347       253,695        103,486         40.80%       $31,785    37.90%           $917.04
------------------------------------------------------------------------------------------------------------------------
PALM BEACH               1,216,282       269,119         64,615         24.01%       $44,120    40.90%           $863.22
------------------------------------------------------------------------------------------------------------------------
MARTIN                     135,122        36,585          2,625          7.20%       $44,370    33.90%           $731.63
------------------------------------------------------------------------------------------------------------------------
ST. LUCIE                  213,447        46,575          4,115          8.80%       $23,458    42.10%           $836.79
------------------------------------------------------------------------------------------------------------------------
OKEECHOBEE                  37,481         6,049            642         10.60%       $18,818    26.50%           $971.67
------------------------------------------------------------------------------------------------------------------------
INDIAN RIVER               120,463        33,520          2,524          7.50%       $39,830    33.50%           $714.80
------------------------------------------------------------------------------------------------------------------------
VOLUSIA                    468,663        99,753         32,517         32.60%       $24,747    26.40%           $654.22
------------------------------------------------------------------------------------------------------------------------
FLAGLER                     62,206        16,680          4,472         26.80%       $24,041   116.70%           $654.22
------------------------------------------------------------------------------------------------------------------------
BREVARD                    505,711       101,176         16,577         16.40%       $27,762    26.80%           $728.24
------------------------------------------------------------------------------------------------------------------------
ST. JOHN                   142,869        21,601             22          0.10%       $37,191    70.40%           $711.08
------------------------------------------------------------------------------------------------------------------------

Strategy Overview - RHS Services

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

         Under our proposed MCO agreement(s), RHS, through affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, we intend to limit our exposure by obtaining reinsurance/stop-loss coverage. We have capitated high volume specialties, fixing our cost on a per-member-per-month (PMPM) basis. Low volume providers remain at a discounted fee-for-service basis. A change in healthcare legislation, inflation, major epidemics, natural disasters and other factors affecting the delivery and cost of healthcare are beyond our control and may adversely affect our operating results.

         Under our model, the physicians maintain their complete independence but are aligned with our professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehabilitation. In the future, we may seek to acquire, develop or partner with a number our providers in Company owned medical centers of excellence that will serve as our model facilities.

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

MCO Arrangements

         Executed Agreements The Company has executed a Letter of Intent (LOI) with a Florida Managed Care Organization (MCO), and, subject to completion of each party's respective due diligence investigation anticipates a formal contract in the near future. The terms of the LOI detail that RHS will be responsible for arranging a Provider Health System in the Central Florida market place. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place $50,000 in a segregated bank account to start and increase this amount by 3% of the revenues generated by the agreement up to a total $1,000,000. The Company anticipates that if properly funded, this agreement will be generating $10,000,000 in revenues by December 1, 2005. The Company anticipates a formal agreement as soon as the Company is able to meet the capital requirements.

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

         The Company in the future may negotiate discounts for service arrangements with managed care companies. These arrangements would place no additional financial risk to the Company. In all cases, they are either negotiated flat, mutually agreed upon rates for covered services, usually calling for a discount of 30% from usual and customary charges, or a call for payment at a percentage of Medicare allowable rates (ranging from 70% to 150%).


OPPORTUNITY

         We believe that the current environment in the healthcare industry is consistent with the Company's business plan. As physicians try to reverse what has been declining net revenues adjusted for inflation over the last 15 years, they will seek to outsource non-core competencies such as the services the Company intends to provide. We believe we can offer those services at a lower cost and with better results than the physician can achieve on the physician's own. This trend, if it continues, will benefit the Company's Consulting-Outsourcing operations. We also believe that with the projected growth in Medicare Advantage, as described above, MCOs will be even more likely to contract with third-party organization such as our RHS to bring them and then manage Medicare Advantage members. If this trend materializes as expected this would materially benefit RHS. Lastly, as both the trends discussed above, we believe that with the proper and smart use of technology and new systems the industry and both of the Company's operations in Outsourcing-Consulting and Services will benefit from the use of the technology QMT is anticipated to bring to the Company. In addition, QMT services as those of RHS and QTUM can and will stand on their own.

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

EMPLOYEES

         As of February 1, 2005, the Company had 9 full-time employees employed at the Company's executive offices. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be excellent.

RECENT CORPORATE EVENTS

         During the summer of 2004, the Company leased a new facility to house its corporate office. The 2,750 square foot facility was remodeled and equipped at a cost of $55,000. The new facility is capable of providing work space for 15 employees. It is anticipated that the Company will need to seek larger facilities before the end of 2005.

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

     o   Dilution and Exposure Relating to Recent Shareholder Vote

         The Company issued 13,300,000 shares of common stock and 200,000 shares of Series A preferred stock to acquire the remaining 80% of Renaissance Health Systems and Quantum Medical Technologies from the majority shareholder of those companies. The majority shareholder had granted 7,175,000 options at $.001 to purchase shares held by Mr. Guilllama. The shareholders of RHS and QMT are beneficial shareholders of the Company, including all executive officers and directors. Therefore, this is clearly not an arms-length transaction; however, management feels it is in the best interest of the Company's current and future shareholders by widely expanding the business strategy, acquiring letters of intents in place and by eliminating distractions from management. As a result of this action and the approval by the board of directors, the Company could face scrutiny by regulators, SEC and IRS; and further could face complaints and/or lawsuit from dissident minority shareholders. In potential offset, the Chairman has proposed to the Board that he will allow restrictions on the shares he would receive in this consolidation to serve as collateral for any successful claims made on anyone as it specifically relates to this transaction. The Company does not have any reason to believe that anyone would object, however if someone objects and successfully wins in a claim against the Company, the Company may not have the resources to defend or prevail is such actions.

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

     o   Control by Management and Present Shareholders of the Company

         As of October 31, 2004, Mr. Guillama and his family control approximately 79.0%, of the Company's issued and outstanding Common Stock. The Officers and Directors of the Company collectively control 81.4% of the common shares of the Corporation. This effectively gives Mr. Guillama material control of the Company and with the ability to change the entire Board of Directors.

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

      o   Shares Eligible for Future Sale

         At October 31, 2004, the Company had 18,307,276 outstanding shares of common stock of which 17,997,388 are "restricted securities" and in the future may be sold upon compliance with Rule 144 adopted under the Securities Act. Rule 144 provides that a person holding "restricted securities" for a period of two years may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. A proposed rule that may be adopted by the Commission will reduce these two and three year periods to one and two years, respectively.

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

         These factors could also make it more difficult for us to raise funds through future offerings of our common stock. As of January 27, 2005, there were 18,659,238 shares of our common stock outstanding.

      o Our business will suffer if we fail to successfully integrate any potential acquisition or technologies in the future.

         Part of our business plan is to acquire, license or joint venture other organization's products, services and/or technology. If we are unable to acquire and/or successfully integrate the acquisitions, this could have a material impact on our business model and/or development.

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

     o   Limited release of information

Due to the highly competitive nature of the healthcare industry in Florida, the Company has taken a position that disclosing certain information like name of HMOs (under LOIs or contract), counties of service, detailed terms of contracts with these HMOs and/or strategic partnerships may be used by our competitors to our determent, therefore the Company intends to be as cautious as possible in press releases and public filings as not to divulge confidential and strategic corporate information, as such it will be hard to fully access the risk of the company's future development.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices are located at 3460 Fairlane Farms Road, Suite 4, Wellington, Florida where the Company occupies approximately 2,750 square feet at a current monthly rent of $3,470 pursuant to a lease expiring July 14, 2007.

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






                   [Balance of page intentionally left blank]

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CAPITALIZATION OF COMPANY

         Post re-organization, the Company has 200,000,000 shares authorized; of which, 170,000,000 are common shares with a par value of $0.001; and 30,000,000 are undesignated preferred shares with a par value of $0.001. As of January 27, 2005 there are 18,659,238 common shares and 200,000 preferred shares issued.

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

         The Company currently believes it has approximately 710 beneficial shareholders of record.

PREFERRED STOCK

         We are authorized to issue 30,000,000 shares of Preferred Stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. In August 2004, the Company issued 200,000 special Series A-1 preferred to the majority shareholder of the Company as part of the transaction to acquire Quantum Medical Technologies, Inc., and Renaissance Health Systems, Inc. The shares are convertible into 30 shares of common stock after four years at the option of holder.



(a)      Market Information

         As of the fiscal year ended October 31, 2004, our common stock was quoted on the Over-The- Counter Bulletin Board Trading System ("OTCBB") under the symbol "QTUM". Until February 6, 2004, our common stock trade under the symbol TPII.

         The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by the Company.

              Quarter                             High              Low
              -------                            ------            ------
Fiscal Year Ended October 31, 2003
1st Quarter  2003                                $ 1.30            $ 0.20
2nd Quarter  2003                                $ 1.50            $ 0.70
3rd Quarter  2003                                $ 1.60            $ 0.20
4th Quarter  2003                                $ 1.60            $ 0.70

Fiscal Year Ended October 31, 2004
1st Quarter  2004                                $ 1.30            $ 0.60
2nd Quarter  2004                                $ 1.00            $ 0.04
3rd Quarter  2004                                $ 1.50            $ 0.55
4th Quarter  2004                                $ 1.05            $ 0.75


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

(b)      Holders

         The Company believes that there were approximately 710 beneficial shareholders of record of our common stock as of October 31, 2004.


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

         During the period July through December 2004, the Company sold 1,378,905 shares of common stock to foreign investors for an average sale price of $0.275 per share under an agreement the Company signed with an investment group. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. The Company realized net proceeds, after commissions, approximately $330,000. The Company issued another 68,904 shares of common stock as additional commission and 199,170 warrants to purchase common stock at a price of $.275 per share expiring January 4, 2010. Shares were issued to 150 investors.

         On June 4, 2004, the Company received a loan for $30,000 from an accredited investor. On August 26, 2004, the Company issued 300,000 restricted common shares exempt from registration, under Rule 144, to satisfy this obligation.


Transfer Agent

         The Transfer Agent for our shares of Common Stock is Fidelity Transfer Company, Salt Lake City, Utah.


ITEM 6   MANAGEMENT'S PLAN OF OPERATIONS

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

GOING CONCERN

         The Company is a development stage company that over the last three years has expensed material sums in creating procedures, manuals and systems to assist the medical community in the implementation of medical regulations. Though the Company has materially finished developing its training programs, additional updates and deployment will be required. The Company has completed creating a Community Health System (medical delivery network) in Northern Florida and has been negotiating an MCO contract as well as creating two websites for medical societies.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. See "Liquidity and Capital Resources," below.


MANAGEMENT'S PERSPECTIVE AND DEVELOPMENT PLAN FOR THE FISCAL YEAR ENDING OCTOBER 31, 2005

         The Company is a development stage company and has no current revenues. The Company has raised a total of approximately $856,000 to date, approximately $180,000 from loans and stock purchases from our Chairman and approximately $676,000 from convertible loans and the sale of stock to others. As of February 1, 2005 management's efforts have been primarily in market research, creating a business model, investigating best practices, business development, negotiations of various Letters of Intent and due diligence on potential acquisitions/joint ventures and licensing agreements. It has developed HIPAA compliance manuals and a training material. The Company has created an interactive educational compact disk in conjunction with a public university in Florida. The Company has recently completed developing its first CHS. It has secured two medical associations to provide web services and is in negotiations with several others. The Company has acquired a Health Information Platform currently undergoing upgrades.

         In the Company's business model we seek to become a leading provider of services to the healthcare industry in three complementary areas. Those include: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities, physician associations; developing new technologies to create a more effective and responsive healthcare system; and providing leading edge healthcare services to consumers.

         In developing this mode further, the Company purchased 20% interest from our Chairman and major shareholder in two companies which he was developing. These companies are Quantum Medical Technologies, Inc ("QMT") (a Florida corporation) and Renaissance Health Systems, Inc. ("RHS") (a Florida corporation). These agreements were not negotiated at arm's length and no independent valuation was made. Both QMT and RHS are also development stage companies. In both cases each company has a Letter of Intent (LOI) to develop products and services with institutions in the healthcare field; however the capital has not been secured at this time to exploit these opportunities. Management believes that with a more complex and complementary model the Company is more likely to obtain financing that in the end will produce results for shareholders. At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 post reverse shares and 200,000 Series A Preferred Stock (subsequently added to the purchase price by the Board of Directors on July 19, 2004) to the majority shareholder of the Company, Mr. Guillama, of both QMT and RHS for the 80% of each of those companies. Mr. Guillama had previously granted 7,175,000 options exercisable at $.001 per share on the shares he owned in the two Companies. 1,000,000 options are held by an affiliate of Mr. Guillama, 2,180,000 are held by Directors of the Quantum Group and 3,995,000 are held by non affiliates. As of October 31, 2004, 965,000 options were exercised leaving Mr. Guillama with a direct and beneficial ownership of approximately 79% of the issued and outstanding shares of the Company. Control in the Company will not material change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common share of the Company today. The final merger was completed in August 2004.

         Upon completion of the acquisition, the Company is now organized in three key operating divisions consisting of:

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

     >> QUANTUM MEDICAL TECHNOLOGIES (QMT). The QMT team has spent 4 years in the development of technology systems to increase the efficiency of the healthcare system. The Company has in development process three PATENT PENDING business processes. In addition, the Company also provides webservices to medical societies and is currently developing a web-based health information platform to use both internally and market to non-affiliated physicians.

     >> RENAISSANCE HEALTH SYSTEMS (RHS). RHS is organized as a new breed, next generation Community Health System (CHS), contracting with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with one Florida MCO, and is currently in final negotiations with two other Florida-based MCOs.

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


QUANTUM MEDICAL TECHNOLOGIES, INC. - TECHNOLOGY

         QMT expects in the coming year to continue to work on developing and enhancing its current patent pending business processes. The first is branded as Cybernaptic (sm), connecting all the `touch points' of healthcare in one ASP based system. The clients of QMT will be able to choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through a to-be-developed network control center, as well as facility management, application unification, application outsourcing and interim management of their entire IT operations for healthcare facilities. The Company has also begun to develop a new method to track patient's improvement in their healthcare/lifestyle in a patent pending process called QuantumQuotient (sm) or Qx2 (sm) . The Company is exploring validation by a major research university in the U.S. If the current expectations are met, this product could have a material effect on behavior and controlling medical cost. In addition the Company is also exploring developing a web-based marketplace for diagnostic services that is in a patent pending business process.

         The Company has executed two agreements with medical associations that show great promise, in the development and operation of a complete website and secure information between member and other member and their patients. These first two medical societies collectively have 2000 active physician members. We seek to develop this relationship and produce revenues by the end of the year.

         The Company is currently in discussion with four separate companies that have foreign healthcare technology with application in the US and with US companies that have technology that is used in other industries with healthcare applications. The Company expects that a portion of any money secured by the Company will go towards development of these technologies or relationships. These products include the secure transfer of medical records over the Internet, secure verifiable clearing of medical transactions, HIPAA compliant email and instant messaging, all to be included in a QuantumSuites (SM) packaging. We expect with the development of this QuantumSuite (SM) of products we will begin to receive revenues by the end of the year.

QMEDSELECT SM

         In December 2004, the Company purchased an Application Service Provider Platform (ASP) from a Florida based Limited Liability Corporation. This product has been previously certified in a Microsoft based platform. The Company has secured contracted programmers to debug the software program and anticipates beta-testing mid-2005. In conjunction with this acquisition, the Company has been accepted into the Microsoft ISV program and anticipates Microsoft partner recognition during 2005. The Company anticipates that it will need $500,000 over the balance of the year to complete redevelopment of the platform and begin beta testing. The Company anticipates revenues from this product late in 2005.

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

            Under our proposed MCO agreement(s), RHS, through affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, we intend to limit our exposure by obtaining reinsurance/stop-loss coverage. We also intend to capitate high volume specialties, fixing our cost on a per-member-per-month
(PMPM) basis. Low volume providers will remain at a discounted fee-for-service basis.

            Under our model, the physicians maintain their complete independence but are aligned with our professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehabilitation. In the future, we may seek to acquire, develop or partner with a number our providers in creating Company owned medical centers of excellence that will serve as our model facilities.

           We intend to use the Internet extensively, with available and to-be-developed applications, to help process referral claims between the Health System's primary care physicians and specialists and to communicate with patients. This process should help to reduce paperwork in the physician's office as well as provide a more efficient method for the patients in our Health System. Once developed, our utilization management team will communicate with the physicians on a daily basis to provide overall management of the patient.

         We have executed a Letter of Intent (LOI) with a Florida MCO, which anticipates a formal contract in the near future. The terms of the LOI details that RHS will be responsible for arranging a Community Health System (CHS) in the Central Florida market place. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place $50,000 in a segregated bank account to start and increase this amount by 3% of the revenues generated by the agreement up to a total $1,000,000. The Company anticipates that if properly funded, this agreement will be generating $10,000,000 in revenues by December 1, 2005. The Company anticipates a formal agreement as soon as the Company is able to meet the capital requirements.

Use of Capital

         The Company will need approximately $2.5-$3.5 million to implement its business plan over the next 12-18 months.

         The first $1,000,000 in new capital will go towards the development and completion of our second, third, fourth, and fifth CHS in the south Florida market, with approximately $500,000 going towards continued development of technology solutions. We expect to hire an additional 10 people to develop these networks on the ground and to create systems and protocols. As the Company's CHS business develops, the Company expects that it will have to increase the amount of reserves up to $500,000 over the following 12-18 months for a total of $1,000,000.

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

         We expect to continue to expend resources in developing Cybernaptic
(SM) and the Quantum Quotient (SM) solutions and utilize RHS for the trial, testing and deployment of these solutions. It is anticipated that this will cost from $100,000 to $300,000 in this initial phase, and will require the entire fiscal 2005 to complete. Revenues are not expected until fiscal year end 2005. We anticipate that the first trial of this new technology/system will be at RHS.

         The balance of the funds needed will be used for working capital, legal, accounting, marketing and development of new markets within the state of Florida. If the additional capital is available, and the assumptions, contracts and relationship materialize as expected, the Company would expect to have 35 employees by October 31, 2005, generating run-rate revenues of $5-7 million per-year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage company and has not generated any revenues during the prior year; therefore all our capital requirements will have to be raised through equity or debt financing. We will need approximately $2.5 to $3.5 million over the next 12 to 18 months to implement the Company's business plan.

         As of October 31, 2004, we had cash of $35,968 and total assets of $125,175 as compared to $242 and $14,708 at October 31, 2003, respectively. We had current liabilities of $994,604 and $507,633 at October 31, 2004 and 2003, respectively.

         At October 31, 2004 the Company had a working capital deficit of $958,636 as compared to a working capital deficit of $507,391 at October 31, 2003. The Company's expenses representing net loss for the year ended October 31, 2004 was $1,119,986 as compared to $246,555 for the year ended October 31, 2003. The increase of $873,431 was primarily due the increase in personnel costs due increase in staffing. Without a significant infusion of capital or revenues from proposed operations, it is unlikely that we will be able to sustain operations or implement our business plan.

         Since its inception, the Company has been dependent upon the receipt of capital investment and loans to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. In addition, the responsibilities of a public company will require the Company to meet certain legal and accounting requirement that will stress any capital available.

         There can be no assurances that the Company, even with adequate equity financing, will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve sustained profitability. Furthermore, if the Company is unable to raise adequate funds, it may be forced to terminate business activity partially or completely.

         There can be no assurance that sufficient financing will be obtained to keep the company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders' deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Corporate Governance- Board of Directors

Election of Officers

            Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The Company's bylaws provide for not less than one (1) director. Currently there are six (6) directors in the Company; however, the Company will seek to elect at least one (1) additional outside director by the end of the fiscal year 2005. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The bylaws also allow for removal of a director for cause as determined by the majority of the Board of Directors. The Board of Directors elects officers and their terms of office are, except to the extent governed by future employment contracts, at the discretion of the Board. Mr. Noel J. Guillama and Ms. Susan E. Darby are married. Other than as indicated above, there are no family relations among any officers or directors of the Company.

         The Company has four committees: Audit, Executive, Compensation, and an Option Committee.


     o The Audit Committee selects the independent auditors, reviews the results and scope of the audit and other services provided by independent auditors. It reviews and evaluates internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The Board of Directors has elected Mr. Haggerty as the sole member of the Audit Committee and as its "financial expert"; as such term is defined under federal securities law.

     o The Executive Committee may exercise the power of the Board of Directors in the management of business and affairs at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors, and is currently composed of Mr. Guillama, Ms. Darby and Mr. Baker. All actions of the Executive Committee require a unanimous vote.

     o The Compensation Committee consists of Ms. Darby and Mr. Haggerty. The Compensation Committee makes recommendations to the Board of Directors concerning compensation for executive officers, employees and consultants of the Company. All actions of the Compensation Committee require a unanimous vote.

     o The Option Committee consists of Ms. Darby and Mr. Baker. The Option Committee makes recommendations to the Board of Directors concerning the Company's Stock Option Plan and administers it accordingly. All actions of the Option Committee require a unanimous vote.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The following table sets forth the names, ages, and positions with Buyers United for each of the directors and officers.

NAME                            AGE       POSITIONS(1)                 SINCE
----                            ---       ------------                 -----

Noel J. Guillama                45        Chairman, President,
                                            and Director               2003

Susan E. Darby                  44        Vice President, Secretary,
                                            and Director               2003

Marion D. Thorpe, Jr.,
 M.D., M.P.H.                   39        Vice Chairman and
                                            Director                   2003

Donald B. Cohen                 51        Vice President, Chief
                                            Financial Officer and
                                            Director                   2003

James D. Baker                  61        Director                     2003

Mark Haggerty                   56        Director                     2003

         All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our Board.


NOEL J. GUILLAMA, CHAIRMAN, PRESIDENT, AND DIRECTOR

         Noel J. Guillama, is the co-founder of The Quantum Group, Inc. and its predecessor companies and is a seasoned executive that has participated in various public and private companies in healthcare, real estate, construction and technology, collectively raising over $75 million of capital. Prior, Mr. Guillama was Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. of West Palm Beach, Florida, (AMEX:MDF) from its inception in January 16, 1996 to February 1, 2000. Originally Metropolitan was involved in operating a pharmacy, physical therapy facilities, diagnostic imaging, and direct medical care. Mr. Guillama was primarily responsible to transitioning Metropolitan from an physician practice management company in 1998 to a management services organization securing major a contract with a HMO and disposing of all not core businesses in the later part of 1999. While at Metropolitan, Mr. Guillama created MetBilling Group which became one of the largest medical billing companies in South Florida and served as the management information system of the Company. The Company operated facilities throughout Florida. Metropolitan, at the time of Mr. Guillama's departure, had experienced 400 percent-annualized compounded growth, and reported revenues of $119 million with a $5 million profit in fiscal 2000. Metropolitan provides comprehensive care to over 40,000 patients on a monthly basis and is one of the largest healthcare providers in Florida. Mr. Guillama has retained only minority interest in MDF, leaving Metropolitan to develop Quantum, and has no non-compete agreement with MDF. From 1994 to 1995, Mr. Guillama was Vice President of Development for MedPartners, Inc. (NYSE:DRX), a Birmingham, Alabama-based physician practice. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc., a South Florida based comprehensive group practice with 36 physicians and seven offices. From 1980 to 1990, Mr. Guillama served as President and Chief Executive Officer of Tektonica, Inc. At that time Tektonica was a diversified company with interests in construction, real estate, mortgage financing, and trucking in South Florida. Mr. Guillama remains Chairman of Tektonica to this date. Mr. Guillama holds active licensure as a Building Contractor, Real Estate Broker, Mortgage Broker and Insurance Broker in the State of Florida and held a NASD registration from 1990-1995. Mr. Guillama is a member of the American College of Health Care Executives, Medical Group Management Association. Mr. Guillama serves a director of the Florida International University Foundation. Based in Miami, Florida, FIU has 34,000 students, 1,100 full-time faculty, and 95,000 alumni, making it the largest university in South Florida and placing it among the nation's 30 largest colleges and universities.

SUSAN E. DARBY, VICE PRESIDENT, SECRETARY, AND DIRECTOR

         Ms. Darby has over 18 years of experience in consulting, human resources and facilities operations. Her extensive background encompasses a wide range of businesses. Ms. Darby had been an outside consultant with Quantum from September 2000 to April 2003, when she joined Quantum fulltime. Prior to joining Quantum, she was with ALLTEL Information Services in early 2001 through April 2003 where she led the human resources and training departments for a national division focused on banking software solutions. Prior to this she had her own consulting organization, Jacobs Consulting, which focused on employee initiatives such as change management, outplacement and transition services, customer service and career workshops, general employment consulting, and other training initiatives. For almost 10 years previous to this, she was Director for People with ServiceMaster, in which she led human resource departments for the HealthCare Services and the Business & Industry Group serving both hospitals and long-term care facilities, and focused in the automotive and transportation, food processing, and manufacturing industries. These divisions were nationwide in scope with a base of over 3,500 employees in both union and non-union environments. Ms. Darby is a certified master trainer, recruiter and interviewer and holds certifications from Gallup, London House, DDI, and is certified by the American Institute of Baking in Food Processing, Sanitation & Hygiene. She is a member the Society of Human Resource Management and the Palm Beach County HR Association. Ms. Darby earned her Bachelor's degree in Communication from the University of South Florida, and an Associates degree in Pre-Law. Additional professional training includes an extensive three-year executive graduate program. Ms. Darby is the wife of Noel J. Guillama.


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


DONALD B. COHEN, VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. Cohen is a co-founder of Quantum. Prior to joining Quantum, he served as Chief Financial Officer of I-Titan Communications Network, Inc. a technology design and manufacturer from April 2001 through January 2002. He also served as Chief Financial Officer and Director of Metropolitan Health Networks, Inc. (AMEX:MDF) from April 1996 to April 1999. While at Metropolitan, Mr. Cohen was directly responsible for all accounting reporting and SEC disclosures and was instrumental in designing, installing and operations of the company's extensive management information and billing and collections system connecting numerous sites into a state-of-the-art leading edge financial system. He additionally served as a consultant for the Company through January 2000. Prior to this, Mr. Cohen was Vice President and CFO of ProSports Video Response, Inc., from 1989 to 1992, Vice President and CFO of BDS, Inc., from 1987 to 1989, and Director of Finance of Tel-Plus Communication of Southern California from 1984 to 1986. From 1993 to 1995, Mr. Cohen worked for Ocwen Financial Corporation designing and implementing a loan accounting system. Mr. Cohen has extensive experience in information systems and start-up ventures. Mr. Cohen received a Bachelor of Science degree from California State University in Northridge, and was certified as a CPA in the State of California.

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

MARK HAGGERTY, JD, OUTSIDE DIRECTOR

         Mr. Haggerty is a graduate of the University of Minnesota Law School and was in private practice as an employee, shareholder, director and youngest vice president of the Minneapolis law firm of Smith, Juster, Feikema, Haskvitz and Malmon from 1971 through 1985. During the early 70's he was a contract prosecutor and then specialized in corporate, securities and medical law. From 1985 through 1987 he acted as senior vice president and counsel to the 350-person securities firm of Miller & Schroeder Financial, Inc. of Minneapolis. From 1976 through 1987 Mr. Haggerty structured and closed over one billion dollars in financings for numerous projects including medical clinics and nursing homes through out the United States. From 1987 through 1993 Mr. Haggerty became President of Haggerty & Associates, Inc. and consulted for private companies and the US Agency for International Development in the US, Europe and Africa. From 1993 to 2003 he was President of Voice & Wireless Corporation, a fully SEC reporting public company. From 2003 to present he has acted as in-house legal counsel to a SEC licensed investment advisory corporation. In 1996, Mr. Haggerty was a co-founder of Metropolitan Health Networks, Inc. and acted as Chairman of its advisory board. Mr. Haggerty is an elected county official having recently been elected to his third term as Hennepin County Parks Commissioner and serves as its Vice-Chairperson. He is a past president of the Minneapolis Chamber of Commerce and the County Bar Association there. In addition to his being licensed to practice law in the Minnesota and United States Supreme Courts, he also is licensed as a series 7 and 63 securities representative from the NASD and the SEC.

COMPENSATION OF DIRECTORS

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. In addition, the Company has granted each outside Director approximately 30,000 shares of stock, vested over three years, and an annual cash fee of $5,000. It is expected that compensation to outside Directors will increase as their responsibility expands and the Company develops. The Directors will make themselves available to consult with the Company's management as well as serve on one or more of its Committees. All of the Directors of the Company that are also employees of the Company do not receive additional compensation for their services as Directors.

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

Executive Compensation

         The Company expects to pay Mr. Guillama, Ms. Darby, and Mr. Cohen with permanent compensation and bonuses to be negotiated with Compensation Committee of the Company. As of October 31, 2004, the Company has accrued a total of $208,000 in compensation for Mr. Guillama, $92,000 for Mr. Cohen, and $99,000 for Ms. Darby in anticipation of such arrangement. The Company has also accrued $25,000 for the compensation of Outside Directors. As of November 1, 2004, the Board had approved accrual of $200,000 compensation for Mr. Guillama, and $96,000 each for Ms. Darby and Mr. Cohen.

Employment Agreements

         The Company has no employment agreement with any of its senior officers. All officers serve at the pleasure of the Board of Directors.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer for the fiscal years ended October 31, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                  OTHER          RESTRICTED     SECURITIES
NAME AND PRINCIPAL                    FISCAL                     ANNUAL            STOCK        UNDERLYING
POSITON                               YEAR          SALARY    COMPENSATION         AWARD         OPTIONS
------------------                    ------        ------    ------------       ----------     ----------
Noel J. Guillama                      2004         $     --       $     --               --            --
President, Chairman, CEO              2003         $     --       $     --               --       200,000
                                      2002         $     --       $     --               --            --
Donald B. Cohen                       2004         $     --       $ 12,500               --            --
Vice President                        2003         $     --       $  1,500           45,000       150,000
CFO, Director                         2002         $     --       $     --               --            --
Susan E. Darby                        2004         $ 13,000       $     --               --            --
Vice President, Secretary,            2003         $     --       $     --               --            --
Director                              2002         $     --       $     --               --            --


OPTIONS AND COMMON SHARES GRANTED IN THE YEAR ENDED OCTOBER 31, 2004 TO
EXECUTIVES

         No stock options or common shares were granted to any of our named executive officers during our most recent fiscal year ended October 31, 2004


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January 27, 2005, the number and percentage of the outstanding shares of common stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of The Quantum Group, Inc.the Company, is the beneficial owner of more than five percent of the outstanding common stock. The only persons who hold five percent or more of the outstanding common stock are also officers and directors. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                 AMOUNT/NATURE
                                                 OF BENEFICIAL     PERCENTAGE OF
NAME/ADDRESS OF BENEFICIAL                        OWNERSHIP OF      BENEFICIAL
OWNER                                             COMMON STOCK       OWNERSHIP
--------------------------                       --------------     ------------

Guillama, Noel                          (1)(7)     14,646,090          78.97%
  12230 Forest Hill Blvd., Suite 157
  Wellington, Florida
Darby, Susan E.                         (2)(8)      1,152,719           6.22%
Cohen, Donald B.                        (3)         1,137,854           6.14%
Baker, James D.                         (4)           137,857           0.74%
Haggerty, Mark                          (5)           131,191           0.71%
Thorpe, Marion                          (6)           114,540           0.62%


Directors and Executive
Officers, as a group (6 persons)                   15,095,251          81.39%

(1) Includes (a) 13,702,125 shares held by Mr. Guillama; (b) 520,078 shares held by Guillama Family Holdings, Inc.; (c) 300,078 held by his minor son and (d) 123,809 issuable upon the exercise upon the exercise of options at $.40 per share until February, 2010. This does not include (a) 76,191 shares issuable upon the exercise of options at $.40 per share until October 1, 2010 and (b) 200,000 shares of Series A Preferred Stock which is convertible into 6,000,000 common shares after August 2008.

(2) Includes (a) 162,678 shares; (b) 40,041 shares held by her minor son; (c) 800,000 shares transferable upon the exercise of options at $.001 per share on shares owned by Mr. Guillama and (d) 150,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama and held by her minor son.

(3) Includes (a) 95,000 shares; (b) 950,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama and (c) 92,854 issuable upon the exercise of options at $.40 per share until February, 2009. Does not include (a) 25,000 shares issuable monthly at a rate of 2,500 per month until October, 2005; and (b) 57,146 shares issuable upon the exercise of options at $.40 per share until October, 2010.

(4) Includes (a) 11,666 shares; (b) 100,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama and (c) 20,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008 and (d) 6,191 issuable upon the exercise of options at $.40 per share until February, 2010. Does not include (a) 18,334 shares issuable monthly at a rate of 833 per month until October, 2006; and (c) 3,809 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(5) Includes (a) 10,000 shares; (b) 65,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama ; (c) 35,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama held by Linda Jean Haggerty (c) 2,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (d) 12,500 shares transferable upon the exercise of options at $.01 per share until July 24, 2008 held by Linda Jean Haggerty and (e) 6,191 issuable upon the exercise of options at $.40 per share until February, 2010. Does not include (a) 20,000 shares issuable quarterly at a rate of 2,500 per quarter until October 1, 2006; and (d) 3,809 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(6) Includes (a) 21,450 shares; (b) 80,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama; (c) 10,000 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008 and (c) 3,090 issuable upon the exercise of options at $.40 per share until February, 2009. Does not include (a) 11,550 shares issuable quarterly at a rate of 2,887 per quarter until October 1, 2006; and (b) 1,910 shares issuable upon the exercise of options at $.40 per share until October 1, 2010.

(7) Mr. Guillama has granted options to purchase 1,590,514 shares of the Company at $.001 per share, of the 2,700,000 shares he originally owned. Of the 1,590,514 options granted 257,642 options remain unexercised of which 45,000 options were granted to Directors and their affiliated persons and 212,642 options were granted to unaffiliated persons. Mr. Guillama had granted options to purchase shares of Quantum Medical Technologies, Inc. and Renaissance Health Systems, Inc. prior to the Company's acquisition of these companies, at .001 per share. The number of options granted and unexercised is 6,210,000, of which 1,000,000 were granted to an affiliate of Mr. Guillama, 2,180,000 were granted to Directors and their affiliated persons and 3,030,000 were granted to unaffiliated persons.

(8) Ms. Darby is the wife of Mr. Guillama.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 28, 2003, Transform Pack completed the acquisition of Quantum HIPAA Consulting Group, Inc., a Florida Corporation based in Wellington, Florida. Quantum HIPAA Consulting Group is in the business of advising the healthcare industry on the implementation of regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Transform Pack made the acquisition by issuing 27,000,000 shares of Common Stock ($0.004 par value) to Noel J. Guillama, the sole stockholder of Quantum HIPAA Consulting Group, in exchange for all the issued and outstanding shares of Quantum HIPAA Consulting Group. As a result, of the acquisition on May 28, 2003, Mr. Guillama became the direct and beneficial owner of approximately 80.18 % of the issued and outstanding shares of the Company. Prior to the acquisition of Quantum HIPAA Consulting Group, there was no affiliation or other relationship between Transform Pack and Quantum HIPAA Consulting Group or Mr. Guillama.

         At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 post reverse shares and 200,000 Series A Preferred Stock (subsequently added to the purchase price by the Board of Directors on July 19, 2004) to the majority shareholder of the Company, Mr. Guillama, of both QMT and RHS for the 80% of each of those companies. Mr. Guillama had previously granted 7,175,000 options exercisable at $.001 per share on the shares he owned in the two Companies. 1,000,000 options are held by an affiliate of Mr. Guillama, 2,180,000 are held by Directors of the Quantum Group and 3,995,000 are held by non affiliates. As of October 31, 2004, 965,000 options were exercised leaving Mr. Guillama with a direct and beneficial ownership of approximately 79% of the issued and outstanding shares of the Company. Control in the Company will not material change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common share of the Company today. The final merger was completed in August 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

         All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-KSB.

(a) (3) Exhibits

Exhibit  Item 601
 No.     Ref. No.     Title of Document
------   --------     -----------------
  1        2.12       Exchange Agreement dated May 28, 2003
                      between Transform Pack International and Quantum
                      HIPAA Consulting Group, Inc.

  2.       2.12       Articles of Incorporation The Quantum Group, Inc. (Nevada)

  3        2.2        Agreement and Plan of Exchange between The Quantum Group,
                      Inc., Quantum Medical Technologies, Inc. and
                      Noel J. Guillama, dated August 9, 2004(2)

  4        2.3        Agreement and Plan of Exchange between The Quantum Group,
                      Inc., Renaissance Health Systems, Inc., and
                      Noel J. Guillama, date August 9, 2004(2)

  5        3.4        By-Laws The Quantum Group, Inc (Nevada)(1)

  6        3.5        2003 INCENTIVE EQUITY & OPTION PLAN(1)

  7        10.11      Put Option Agreement between Transform Pack International
                      and HANS MEIER, CARMELLE CAISSIE, DANIEL SCHAM and
                      ROBERT TALBOT, TRUSTEE

  8        14.1       Code of Ethics(3)

  9        31.1       Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002*

  10       31.2       Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002*

  11       32.1       Certification of the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

  12       32.2       Certification of the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

------------------
* filed herewith

(1) Incorporated by reference to the Company's Form 14-C filed on January 7, 2004
(2)  Incorporated by reference to the Form 8-K filed August 20, 2004
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, as filed with the Commission on February 13, 2004


FORM 8-K FILINGS


(b) Reports on Form 8-K filed during the quarter ended October 31, 2004

         August 20, 2004: Disclosure of the acquisition of Quantum Medical Technologies, Inc. and Renaissance Health Systems, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

Audit fees billed by the Company's principal accountant total $29,216 during the year ended October 31, 2004 through date of this report and $10,000 for the year ended October 31, 2003.

AUDIT RELATED FEES

No audited-related fees have been billed by the Company's principal accountant for any period.


TAX FEES

Tax fees billed by the Company's principal accountant totaled $2,440.


ALL OTHER FEES

No other fees other than those set out above have been paid to the Company's principal accountant.



AUDIT COMMITTEES PRE-APPROVAL POLICIES AND PROCEDURES


The audit committee approves all professional services and fees provided by our principal accountants. For the year 2004 and 2003, the audit committee approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th of February, 2005.

                                       THE QUANTUM GROUP, INC.



                                       By: /s/ Noel J. Guillama
                                           ---------------------------------
                                           Noel J. Guillama,
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                 Title                      Date
---------                                 -----                      ----
/s/ Noel J. Guillama                 President and Chief
----------------------------           Executive Officer,
Noel J. Guillama                       Director


/s/ Susan E. Darby                   Vice President,
----------------------------           Director
Susan E. Darby


/s/ Marion D. Thorpe, Jr.            Vice Chairman,
----------------------------           Director
Marion D. Thorpe, Jr., M.D.


/s/ Donald B. Cohen                  Chief Financial Officer,
----------------------------           Director
Donald B. Cohen


/s/ James D. Baker                   Director
----------------------------
James D. Baker


/s/ Mark Haggerty                    Director
----------------------------
Mark Haggerty

                             THE QUANTUM GROUP, INC.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2
Consolidated Balance Sheet                                                  F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Changes in Deficiency in Assets                  F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to the Consolidated Financial Statements                              F-7

                                  [LETTERHEAD]



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
The Quantum Group, Inc.

We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. as of October 31, 2004, and the related consolidated statements of operations, changes in deficiency in assets and cash flows for the two years ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


[GRAPHIC OMITTED]

Boca Raton, Florida
January 26, 2005

                             THE QUANTUM GROUP, INC.
                                  BALANCE SHEET
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                OCTOBER 31, 2004

ASSETS

Current assets:

         Cash                                                       $    35,968

                                                                    -----------
         Total current assets                                            35,968

Property and equipment, net of accumulated depreciation of $6,959        52,456

Goodwill                                                                 23,500
Other assets                                                             13,251

                                                                    -----------
Total assets                                                        $   125,175
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                   $   347,754
         Accrued payroll                                                392,372
         Notes payable and accrued interest - shareholder               254,478
                                                                    -----------

Total current liabilities                                               994,604

Capital Lease Obligation                                                  6,881

                                                                    -----------
Total Liabilities                                                     1,001,485

Commitments and contingencies


Deficiency in assets accumulated during development stage              (876,310)

                                                                    -----------
Total liabilities and deficiency in assets                          $   125,175
                                                                    ===========


                 See accompanying notes to financial statements

                            THE QUANTUM GROUP, INC.
                             STATEMENTS OF OPERATIONS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                              FOR THE PERIOD
                                          FOR THE YEAR ENDED                   JULY 24, 2001
                                 --------------------------------------       (INCEPTION) TO
                                 OCTOBER 31, 2004      OCTOBER 31, 2003      OCTOBER 31, 2004
                                 ----------------      ----------------      ----------------
Interest Expense                   $    37,550           $    33,432           $   70,989
Other Expenses                       1,082,436               213,123            1,509,528

                                   -----------           -----------           ----------
Expenses Representing Net Loss     $ 1,119,986           $   246,555           $1,580,517
                                   ===========           ===========           ==========






Basic and diluted (loss)
  per common share                 $     (0.17)          $     (0.08)
                                   ===========           ===========

Weighted average number of
  common shares outstanding          6,565,873             2,939,761
                                   ===========           ===========

                See accompanying notes to financial statements.

                             THE QUANTUM GROUP, INC.
            STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                OCTOBER 31, 2004

                                PREFERRED STOCK     COMMON STOCK
                                PAR VALUE $.001    PAR VALUE $.001
                                  PER SHARE          PER SHARE
                                  30,000,000        170,000,000
                                  AUTHORIZED         AUTHORIZED
                                --------------  -------------------                            ALLOCATED
                                   #                 #               ADDITIONAL                  SHARES
                                  OF                OF                PAID-IN      DEFERRED   FOR DEFERRED  ACCUMULATED     TOTAL
                                SHARES  AMOUNT    SHARES     AMOUNT    CAPITAL   COMPENSATION COMPENSATION    DEFICIT      EQUITY
                                ------- ------  ----------  -------  ----------  ------------ ------------  -----------  ----------

Balance at 10-31-01                              2,700,000    2,700     17,300                                 (127,576)   (107,576)

Net (loss)                                                                                                      (86,400)    (86,400)
                                -------   ----  ----------  -------  ---------    ---------    ---------    -----------  ----------

Balance at 10/31/02                              2,700,000    2,700     17,300                                 (213,976)   (193,976)

Merger with TPII                                   510,885      511   (121,363)                                            (120,852)
Sale of common stock for cash                       86,000       86     64,914                                               65,000
Deferred compensation-
  stock options                                                        207,500     (207,500)                                     --
Deferred compensation-
  stock grants                                                                     (327,150)   $ 327,150                         --
Amortization of deferred comp                                                         3,458                                   3,458
Net (loss)                                                                                                     (246,555)   (246,555)
                                -------   ----  ----------  -------  ---------    ---------    ---------    -----------  ----------

Balance at 10/31/03                              3,296,885    3,297    168,351     (531,192)     327,150       (460,531)   (492,925)

Sale of common stock                             1,188,122    1,188    276,690                                              277,878
Conversion of note payable                         300,000      300    164,700                                              165,000
Issuance of stock - stk grants                     197,269      197    172,551      172,748     (172,748)                   172,748
Amortization of
  deferred compensation                                                              83,975                                  83,975
Stock based compensation                            25,000       25     23,475                                               23,500
Merger - Renaissance Health
  Systems, Inc.                 100,000    100   9,300,000    9,300                                                           9,400
Merger - Quantum Medical
  Technologies, Inc.            100,000    100   4,000,000    4,000                                                           4,100
Deferred compensation-
  stock grants                                                                      (45,950)      45,950                         --
Grant of stock options                                                  79,800      (79,800)                                     --
Net (loss)                                                                                                  $(1,119,986  (1,119,986)
                                -------   ----  ----------  -------  ---------    ---------    ---------    -----------  ----------

Balance at 10/31/04             200,000   $200  18,307,276  $18,307  $ 885,567    $(400,219)   $ 200,352    $(1,580,517  $ (876,310)
                                =======   ====  ==========  =======  =========    =========    =========    ===========  ==========

See accompanying notes to financial statements.

                             THE QUANTUM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENTS OF CASH FLOW
                 FOR THE PERIODS ENDED OCTOBER 31, 2004 AND 2003

                                                                   YEAR                 YEAR             JULY 24, 2001
                                                                   ENDED                ENDED           (INCEPTION) TO
                                                             OCTOBER 31, 2004     OCTOBER 31, 2003     OCTOBER 31, 2004
                                                             ----------------     ----------------     ----------------
OPERATING ACTIVITIES
    Net (loss)                                                  $(1,119,986)          $(246,555)           (1,580,517)
                                                                -----------           ---------           -----------
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation                                                  4,033               1,269                 6,959
        Amortization of deferred compensation                        83,975               3,458                87,433
        Issuance of stock for compensation                          196,248             196,248
        Loss on conversion of debt to common stock                  135,000             135,000

    Changes in operating assets and liabilities:
        Increase in other assets                                    (10,478)               (952)              (13,250)
        Increase in accounts payable
          and accrued liabilities                                   456,291             174,380               649,460
                                                                -----------           ---------           -----------
        Total adjustments                                           865,069             178,155             1,061,850
                                                                -----------           ---------           -----------

             Net cash used in operating activities                 (254,917)            (68,400)             (518,667)

INVESTING ACTIVITIES
    Purchase of property and equipment                              (44,258)               (890)              (48,878)
    Investment in related companies                                 (10,000)            (10,000)
                                                                -----------           ---------           -----------
             Net cash used in investing activities                  (44,258)            (10,890)              (58,878)
                                                                -----------           ---------           -----------

FINANCING ACTIVITIES
    Proceeds from note payable                                       57,515              14,532               251,127
    Proceeds from issuance of common stock                          277,878              65,000               362,878
    Repayments on capital lease obligation                             (492)               (492)
                                                                -----------           ---------           -----------
Net cash provided by financing activities                           334,901              79,532               613,513
                                                                -----------           ---------           -----------

Net increase in cash                                                 35,726                 242                35,968

Cash at beginning of period                                             242                  --                    --
                                                                -----------           ---------           -----------

Cash at end of period                                           $    35,968           $     242           $    35,968
                                                                ===========           =========           ===========

    Supplemental disclosures of cash flow information:

          Cash paid during the period for interest              $     2,208           $      --           $     2,208

    Supplemental disclosures of non-cash investing and financing activities:

        Assumption of Liabilities of
          Transform Pack International, Inc.                    $        --           $ 120,852           $   120,852
        Common stock and preferred stock
          issued in connection with acquisitions                $    23,500                               $    23,500
        Capital lease obligations incurred
          on purchases of equipment                             $    10,358                               $    10,358
        Conversion of convertible note
          into common stock                                     $    30,000                               $    30,000

                 See accompanying notes to financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 1:  DESCRIPTION OF COMPANY

On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc. ("Quantum"). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. ("TQGI"). The Company's business model is to become a provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations; developing new technologies for the healthcare delivery system; and providing healthcare services to consumers.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2004 there were no cash equivalents.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

On an annual basis, management assesses the composition of the Company's assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of October 31, 2004, there was no impairment of goodwill.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended October 31, 2004 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

REVENUE RECOGNITION

It is anticipated that the Company will recognize a majority of its revenue from Health Maintenance Organizations (HMO) as a percentage of premium collected by the HMO from governmental sources. These payments are paid at the beginning of each month, with quarterly adjustments as required on a look back basis to account for any disenrollments. Revenue will be recorded in the month earned with an allowance for the quarterly adjustments.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION (CONTINUED)

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at October 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               2004              2003
                          -------------      -----------
Net income (loss)
          As reported     $  (1,119,986)     $  (246,555)
                          -------------      -----------
          Pro forma       $  (1,246,706)     $  (256,827)
                          -------------      -----------
Earnings per share
          As reported     $       (0.17)     $     (0.08)
                          -------------      -----------
          Pro forma       $       (0.19)     $     (0.09)
                          -------------      -----------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                           Risk-free interest rate                     3%
                           Expected life (years)                       5
                           Expected volatility                         1.22
                           Expected dividends                          None

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     2004          2003
                                   --------      -------
Computer and other equipment       $ 33,118      $ 3,729
Furniture and Fixtures                8,908          890
Leasehold Improvements               17,389          -0-
                                   --------      -------
                                     59,415        4,619
Less: Accumulated Depreciation       (6,959)      (2,926)
                                   --------      -------
         Total                     $ 52,456      $ 1,693
                                   ========      =======

Depreciation expense for the years ended October 31, 2004 and 2003 was $4,033 and $1,269.

NOTE 5:  DEFERRED INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carrforward is presented in the following table for years ended October 31, 2004 and 2003. At October 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rate.

                                                            2004         2003
                                                         ---------     --------

Income tax (benefit) consists of:
     Current                                             $      --     $     --
     Deferred                                                   --           --
Provision (benefit) for income taxes                     $      --     $     --
                                                         =========     ========

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                             2004         2003
                                                          ---------    --------

Taxes computed at combined federal                        $(380,795)   $(83,829)
Non-deductible expenses                                      46,867         340
State income taxes, net of federal income tax benefit       (35,652)     (8,912)
Increase (decrease) in deferred tax asset
  valuation allowance                                       369,580      92,401
                                                          ---------    --------
     Provision (benefit) for income taxes                 $      --    $     --
                                                          =========    ========

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 5:  DEFERRED INCOME TAXES (CONTINUED)

The components of the deferred tax asset were as follows at October 31:

                                                           2004          2003
                                                        ---------      --------
Deferred tax assets:
     Net operating loss carryforward
       and start up costs                               $ 212,473      $ 37,097
     Stock based compensation                              75,149         1,301
     Accrued compensation                                 147,648        41,423
     Accrued interest                                      26,711        12,580
                                                        ---------      --------
Total deferred tax assets                                 461,981        92,401
                                                        ---------      --------

Valuation allowance:
     Beginning of year                                    (92,401)           --
     Decrease (increase) during the year                 (369,580)      (92,401)
                                                        ---------      --------
     Ending balance                                      (461,981)      (92,401)
                                                        ---------      --------
Net deferred taxes                                      $      --      $     --
                                                        =========      ========

As of October 31, 2004, the Company had an used net operating loss carryforward and start-up costs of approximately $564,636 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2024. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 6:  MERGER WITH QUANTUM HIPAA CONSULTING, INC.

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

On May 30, 2003, in accordance with the agreement, the Company, Transform Pack International, Inc., sold its wholly owned subsidiary, Transform Pack, Inc.
(TPI) to certain previous shareholders and investors of the Company. Transform Pack, Inc. and its shareholders have agreed to assume and indemnify the Company for all operating debts of the Company.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 7:  LOSS PER SHARE

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

NOTE 8:  OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

The Company granted 57,000 and 363,500 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company for years ended October 31, 2004 and 2003, respectively. These shares started vesting January 1, 2004 and are to be vested over two and three year periods. The Company recorded $45,950 and $327,150 of unearned compensation for the years ended October 31, 2004 and 2003, respectively, and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The Company recognized $148,612 and $ 11,912 in compensation expense related to these stock grants for the years ended October 31, 2004 and 2003. During the year ended October 31, 2004, 98,125 shares were forfeited with a value of $88,312 and 98,933 shares were issued. No shares were forfeited during the fiscal year end October 31, 2003. The value of the stock was determined by the closing market price at the date of grant.

Additionally, the Company granted 415,000 options at $.40 per share to employees and directors to be vested over three years during the year ended October 31, 2003. These options start vesting January 1, 2004. The Company granted 185,000 options to consultants at an average exercise price of $.42 per share and 176,000 options to employees at an average exercise price of $ .94. These options vest over a period of a period of one to two years. The Company has recognized $79,800 and $207,500 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard No. 123 for the years ended October 31, 2004 and 2003, respectively. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $ 48,064 and $3,458 in compensation expense related to these stock option grants for the years ended October 31, 2004 and 2003, respectively. During fiscal year ended October 31, 2004, 14,288 vesting shares with a value of $7,144 were forfeited.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 9:  LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized. The Company leases its corporate offices under an operating lease agreement, which expires July 14, 2007. Total rental expense amounted to $16,219 and $6,275 for the years ended October 31, 2004 and 2003, respectively.

The Company is obligated under capital leases. The leased property under the capital leases as of October 31, 2004 and 2003 had a cost of $10,538 and $0 respectively, and accumulated depreciation of $351 and $0, respectively. Amortization of the leased property is included in depreciation expense.

Future minimum lease payments for these leases at October 31 are as follows:

                                                    CAPITAL          OPERATING
YEARS ENDING OCTOBER 31,                             LEASES            LEASES
------------------------                            --------         ---------
                                      2005           $ 4,200          $ 41,446
                                      2006             4,200            41,446
                                      2007             3,500            29,358
                                      2008                --                --
                                      2009                --                --
                                                     -------         ---------
Total minimum lease payments                          11,900          $112,250
                                                                     =========
Less: amount representing interest                    (1,854)
                                                     -------
Present value of
  net minimum lease payments                           10,046
Less: current portion                                 (3,165)
                                                     -------
Noncurrent portion                                   $ 6,881
                                                     =======

NOTE 10: INCENTIVE EQUITY AND STOCK OPTION PLAN

In October 2003, the Company adopted an incentive equity and stock option plan. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Board members, advisory board members, officers and directors by authorizing the grant of awards of Common Stock and options to purchase Common Stock of the Company.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 10:  INCENTIVE EQUITY AND STOCK OPTION PLAN (CONTINUED)

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

The per share exercise price of shares granted under the plan shall not be less than 90% of the fair market value of common stock on the grant date. Officers, directors and key employees of and consultants to Quantum will be eligible to receive non-qualified options or stock grants under the plan. Only officers, directors and employees of Quantum who are employed by Quantum or by any subsidiary thereof are eligible to receive incentive options.

Under the plan, the Company granted 361,000 options, at a weighted average exercise price of $0.68 per share, and 82,000 shares to employees during the year ended October 31, 2004 . The Company did not grant any stock options or incentive shares to employees and consultants for the year ended October 31, 2003.

A summary of options and incentive shares during the years ended October 31, 2004 and 2003 is shown below:

                                               2004                                  2003
                               ---------------------------------    ---------------------------------
                                                 OPTIONS                               OPTIONS
                                          ----------------------                ---------------------
                                                        WEIGHTED                            WEIGHTED
                               INCENTIVE    NUMBER      AVERAGE     COMMON         NUMBER    AVERAGE
                                 STOCK        OF        EXERCISE    STOCK            OF      EXERCISE
                                 GRANTS     SHARES       PRICE      GRANTS         SHARES     PRICE
                               ---------  ---------     --------    ------      ---------   ---------
Outstanding at beginning
  of the period                      --          --                    --              --       $ --
Granted                          82,000     361,000      $ 0.68                                 $ --
Exercised                                        --         $--        --              --       $ --
Forfeited                            --          --         $--        --              --       $ --
                                 ------   ---------                 ------      ---------
Outstanding at October 31        82,000     361,000      $ 0.68        --              --       $ --
                                 ------   ---------                 ------      ---------
Exercisable at October 31                    83,000                                    --

Available for issuance at
  October 31 under the plan               4,557,000                             5,000,000
                                          ---------                             ---------

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company recognized $207,500 in compensation expense, of which $141,689 and $204,042 was deferred at October 31, 2004 and 2003, respectively.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 11: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND
         RENAISSANCE HEALTH SYSTEMS, INC.

Following a motion approved by the Company's shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares and 200,000 shares of Series A preferred stock, approved separately by the Board of Directors on July 19, 2004, to the shareholder of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own from the majority shareholder of the Company. The Series A preferred stock is convertible into 30 common shares after 4 years at the option of the holder. Control in the Company will not materially change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger was consummated in August 2004.

Quantum Medical Technologies, Inc. (QMT) was incorporated in January of 2000, and is a developmental stage company, with no significant material assets or liabilities and no revenues, and consists primarily of intellectual and patent pending business process to provide medical technologies, computer programs, electronic services, predictive modeling and other services to the medical profession. The Company has begun to develop a Cybernaptic (SM) process to connect in an applications service provider (ASP) format most of the touch points in the healthcare delivery system. The Company has also in development a QuantumQuotient (SM) index that the Company believes could be used as a tool to provide a measurable way to tack improvement in the healthcare lifestyle of its subject. If this process can be confirmed, it could have significant value to the Company as a tool to reduce cost, and as a intellectual property it can sell or license to others. In addition, the Company has purchased an online medical office billing and collection program, which is currently in beta testing.

Renaissance Health Systems, Inc. was incorporated in December of 2002, and is a developmental stage company, with no significant material assets or liabilities and no revenues, which was formed to create a community health system (CHS) that will coordinate care to managed care patients by affiliating with providers, physicians and hospitals. The Company has secured a letter of intent with a Florida licensed health maintenance organization to build a CHS in three counties in central Florida. The Company's management has extensive experience in developing CHS and with recent additions to the staff seeks to complete the CHS by end of 2nd quarter of 2005.

NOTE 12: OTHER EQUITY

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The terms include the share price to be a 75% discount on the closing sale price. The placement companies will receive a combined placement fee of 13% of the gross proceeds received from issuance of shares plus 5% stock commission. Additionally, after the Company receives net proceeds of $500,000, the placement companies will receive 100,000 warrants exercisable at 110% of the closing bid price with a floor of $0.275 per share. As of October 31, 2004, the Company received $319,400 and issued 1,131,582 shares. Cash commission paid to the placement companies, as of October 31, 2004, was $41,522.

On August 26, 2004, an advance of $30,000 from an outside investor, made in June 2004, was converted into 300,000 shares of common stock at a conversion price of $0.10 per share. The Company recognized a loss on conversion of the debt of $135,000.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

NOTE 14: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued is $54,410 and $62,469 at October 31, 2004 and 2003, respectively.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The note payable balance and accrued interest as of October 31, 2004 are $20,647 and $6,283 respectively.

NOTE 15: SUBSEQUENT EVENTS

On December 16, 2004, Quantum Medical Technologies, Inc. entered into an agreement to purchase an application systems provider software from E.CollectMD, LLC for $80,000. The software was in developmental stage and has received HIPPA certification. The purchase price is to be paid over a period of 120 days from the date of closing.

On January 4, 2005, the Company issued 199,170 warrants to purchase a share of common stock at $.275 per share. The warrants were issued to fulfill the agreement for the fund raising.

In December 2004 and January 2005, the Company received $200,000 for the purchase of stock. The sale price of the stock was $100,000 at $0.27 per share and $100,000 at $0.40 per share.

On December 27, 2004, the Company granted 1,650,000 options to purchase common stock at an exercise price of $.50 per share to officers and directors of the Company.