Form 10QSB
period 2005-01-31
QUANTUM GROUP INC /FL
filed 2005-03-17
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: January 31, 2005

                        COMMISSION FILE NUMBER: 000-31727


                             THE QUANTUM GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                              20-0774748
        --------------------------------        --------------------
         State or other jurisdiction of           (IRS Employer
         incorporation or organization)         Identification No.)


          3460 Fairlane Farms Road, Suite 4, Wellington, Florida 33414
         -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (561) 798-9800
              --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days.   YES [X]    NO  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of March 7, 2005 the number of the Company's shares of par value $.001 common stock outstanding was 19,325,829.

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

PART I

ITEM 1.  FINANCIAL INFORMATION.

                             The Quantum Group, Inc.
                                  Balance Sheet
                        (A Development Stage Enterprise)
                                January 31, 2005
                                  (unaudited)

ASSETS
Current assets:
         Cash                                                          $    29,143

                                                                       -----------
         Total current assets                                               29,143

Property and equipment, net of accumulated depreciation of $10,547         131,908

Goodwill                                                                    23,500
Other assets                                                                42,265
                                                                       -----------
Total assets                                                           $   226,816
                                                                       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued liabilities                      $   372,412
         Accrued payroll                                                   596,109
         Notes payable and accrued interest - shareholder                  238,174
                                                                       -----------

Total current liabilities                                                1,206,695

Capital Lease Obligation                                                     6,029
                                                                       -----------
Total Liabilities                                                        1,212,724

Commitments and contingencies


Deficiency in assets accumulated during development stage                 (985,908)

                                                                       -----------
Total liabilities and deficiency in assets                             $   226,816
                                                                       ===========

            See accompanying notes to condensed financial statements

                             The Quantum Group, Inc.
                            Statement of Operations
                        ( A Development Stage Enterprise)
                For the Periods Ended January 31, 2005 and 2004
                                   (unaudited)

                                                                                       For the period
                                                       For the period ended             July 24, 2001
                                                -------------------------------------  (inception) to
                                                January 31, 2005    January 31, 2004   January 31, 2005
                                                ----------------    ----------------   ----------------
Interest Expense                                 $      9,685         $     9,356         $   80,674
Other Expenses                                        412,219             146,178          1,921,747
                                                 ------------         -----------         ----------
Expenses Representing Net Loss                   $    421,904         $   155,534         $2,002,421
                                                 ============         ===========         ==========






Basic and diluted (loss) per common share        $     (0.02)         $   (0.05)
                                                 ===========          =========

Weighted average number of common shares
      outstanding                                  18,605,995         3,320,889
                                                 ============         =========


            See accompanying notes to condensed financial statements

                           The Quantum Group, Inc.
            Statement of Changes in Deficiency in Assets Accumulated
                          During the Development Stage
                              October 31, 2004

                                                  Preferred Stock           Common Stock
                                                   par value $.001        par value $.001
                                                     per share              per share
                                               30,000,000 authorized     170,000,000 authorized         Addition
                                               ---------------------    ------------------------        Paid-in          Deferred
                                               # of shares   Amount     # of Shares       Amount        Capital        Compensation
                                               ----------    ------     ----------      -------      -----------       ------------
Balance at 10-31-01                                   --        --       2,700,000        2,700           17,300              --

Net (loss)                                            --        --              --           --               --              --
                                                 -------      ----      ----------      -------      -----------       ---------

Balance at 10/31/02                                   --        --       2,700,000        2,700           17,300              --

Merger with TPII                                      --        --         510,885          511         (121,363)             --
Sale of common stock for cash                         --        --          86,000           86           64,914              --
Deferred compensation-stock options                   --        --              --           --          207,500        (207,500)
Deferred compensation-stock grants                    --        --              --           --               --        (327,150)
Amortization of deferred comp                         --        --              --           --               --           3,458
Net (loss)                                            --        --              --           --               --              --
                                                 -------      ----      ----------      -------      -----------       ---------
Balance at 10/31/03                                   --        --       3,296,885        3,297          168,351        (531,192)

Sale of common stock                                  --        --       1,188,122        1,188          276,690              --
Conversion of note payable                            --        --         300,000          300          164,700              --
Issuance of stock - stk grants                        --        --         197,269          197          172,551         172,748
Amortization of deferred compensation                 --        --              --           --               --          83,975
Stock based compensation                              --        --          25,000           25           23,475              --
Merger - Renaissance Health Systems, Inc.        100,000       100       9,300,000        9,300               --              --
Merger - Quantum Medical Technologies, Inc.      100,000       100       4,000,000        4,000               --              --
Deferred compensation-stock grants                    --        --              --           --               --         (45,950)
Grant of stock options                                --        --              --           --           79,800         (79,800)
Net (loss)                                            --        --              --           --               --              --
                                                 -------      ----      ----------      -------      -----------       ---------
Balance at 10/31/04                              200,000      $200      18,307,276      $18,307      $   885,567       $(400,219)
                                                 =======      ====      ==========      =======      ===========       =========

Sale of common stock                                  --        --         917,778          917          226,934              --
Issuance of stock - stk grants                        --        --          36,775           37           31,197          31,234
Stock based compensation                              --        --           6,500            6            3,049              --
Stock issued in lieu of cash                          --        --          57,500           58           29,268              --
Amortization of deferred compensation                 --        --              --           --               --          20,840
Deferred compensation-stock grants                    --        --              --           --               --         (26,512)
Deferred compensation-stock options                   --        --              --           --           68,250         (68,250)
Net (loss)                                            --        --              --           --               --              --
                                                 -------      ----      ----------      -------      -----------       ---------
Balance at 1/31/05                               200,000      $200      19,325,829      $19,325      $ 1,244,265       $(442,907)
                                                 =======      ====      ==========      =======      ===========       =========
[RESTUBBED]
                                                   Allocated
                                                   Shares
                                                 for Deferred     Accumulated         Total
                                                 Compensation       Deficit           Equity
                                                 ---------       -----------       -----------
Balance at 10-31-01                                     --          (127,576)         (107,576)

Net (loss)                                              --           (86,400)          (86,400)
                                                 ---------       -----------       -----------

Balance at 10/31/02                                     --          (213,976)         (193,976)

Merger with TPII                                        --                --          (120,852)
Sale of common stock for cash                           --                --            65,000
Deferred compensation-stock options                     --                --                --
Deferred compensation-stock grants               $ 327,150                --                --
Amortization of deferred comp                           --                --             3,458
Net (loss)                                              --          (246,555)         (246,555)
                                                 ---------       -----------       -----------
Balance at 10/31/03                                327,150          (460,531)         (429,925)

Sale of common stock                                    --                --           277,878
Conversion of note payable                              --                --           165,000
Issuance of stock - stk grants                    (172,748)               --           172,748
Amortization of deferred compensation                   --                --            83,975
Stock based compensation                                --                --            23,500
Merger - Renaissance Health Systems, Inc.               --                --             9,400
Merger - Quantum Medical Technologies, Inc.             --                --             4,100
Deferred compensation-stock grants                  45,950                --                --
Grant of stock options                                  --                --                --
Net (loss)                                              --       $(1,119,986)       (1,119,986)
                                                 ---------       -----------       -----------
Balance at 10/31/04                              $ 200,352       $(1,580,517)      $  (876,310)
                                                 =========       ===========       ===========


Sale of common stock                                    --                --           227,851
Issuance of stock - stk grants                     (31,234)               --            31,234
Stock based compensation                                 --               --             3,055
Stock issued in lieu of cash                            --                --            29,326
Amortization of deferred compensation                   --                --            20,840
Deferred compensation-stock grants                  26,512                --                --
Deferred compensation-stock options                     --                --                --
Net (loss)                                              --          (421,904)         (421,904)
                                                 ---------       -----------       -----------
Balance at 1/31/05                               $ 195,630       $(2,002,421)      $  (985,908)
                                                 =========       ===========       ===========

            See accompanying notes to condensed financial statements

                       The Quantum Group, Inc.
                   (A Development Stage Enterprise)
                       Statements of Cash Flow
           For the Periods Ended January 31, 2005 and 2004

                                                                              Three Months     Three Months       July 24, 2001
                                                                                  ended          ended            (Inception) to
                                                                             January 31, 2005  January 31, 2004  January 31, 2005
                                                                             ----------------  ----------------  ----------------
OPERATING ACTIVITIES
     Net (loss)                                                                 $(421,904)       $(155,534)        (2,002,421)
                                                                                ---------        ---------        -----------

     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation                                                              3,588              330             10,547
          Amortization of deferred compensation                                    20,840           74,502            108,273
          Issuance of stock for compensation                                       63,613               --            259,861
          Loss on conversion of debt to common stock                                   --               --            135,000

     Changes in operating assets and liabilities:
          Increase in other assets                                                (29,014)             (97)           (42,264)
          Increase in accounts payable and accrued liabilities                    232,642           68,177            882,102
                                                                                ---------        ---------        -----------
          Total adjustments                                                       291,669          142,912          1,353,519
                                                                                ---------        ---------        -----------

               Net cash used in operating activities                             (130,235)         (12,622)          (648,902)

INVESTING ACTIVITIES
     Purchase of property and equipment                                           (83,040)            (214)          (131,918)
     Investment in related companies                                                   --               --            (10,000)
                                                                                ---------        ---------        -----------
               Net cash used in investing activities                              (83,040)            (214)          (141,918)
                                                                                ---------        ---------        -----------

FINANCING ACTIVITIES
     Proceeds (repayments) on notes payable                                       (20,647)          14,300            230,480
     Proceeds from issuance of common stock                                       227,853               --            590,731
     Repayments on capital lease obligation                                          (756)              --             (1,248)
                                                                                ---------        ---------        -----------
Net cash provided by financing activities                                         206,450           14,300            819,963
                                                                                ---------        ---------        -----------

Net increase (decrease) in cash                                                    (6,825)           1,464             29,143

Cash at beginning of period                                                        35,968              242                 --
                                                                                ---------        ---------        -----------

Cash at end of period                                                           $  29,143        $   1,706        $    29,143
                                                                                =========        =========        ===========

     Supplemental disclosures of cash flow information:

            Cash paid during the period for interest                            $   5,071        $      --        $     7,279

     Supplemental disclosures of non-cash investing and financing activities:

          Assumption of Liabilities of Transform Pack International, Inc.       $      --        $      --        $   120,852
          Common stock and preferred stock issued in connection
            with acquisitions                                                   $      --        $      --        $    23,500
          Capital lease obligations incurred on purchases of equipment          $      --        $      --        $    10,358
          Conversion of convertible note into common stock                      $      --        $      --        $    30,000

      See accompanying notes to condensed financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 1:  DESCRIPTION OF COMPANY

On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc ("Quantum"). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. ("TQGI"). The shareholders approved a 1 for 10 reverse stock split. The Company is a development stage company with no current revenues. The Company's business model is to become a provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations; developing new technologies for the healthcare delivery system; and providing healthcare services to consumers.

Basis of Presentation
The condensed financial statements of The Quantum Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying condensed financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended January 31, 2005, were of a normal, recurring nature. The amounts presented for the three months ended January 31, 2005, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2004, which should be read in conjunction with this quarterly report.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At January 31, 2005 there were no cash equivalents.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

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

Goodwill

On an annual basis, management assesses the composition of the Company's assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of January 31, 2005, there was no impairment of goodwill.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended January 31, 2005 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

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

 THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at January 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                2005             2004
                           ---------------  ----------------

Net income (loss)
             as reported    $  (421,904)  $    (155,534)
                            -----------     -----------
             pro forma      $  (462,294)  $    (163,834)
                            -----------     -----------
Earnings per share
             As reported    $     (0.02) $        (0.05)
                            -----------     -----------
             Pro forma      $     (0.02) $        (0.05)
                            -----------     -----------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                    Risk-free interest rate                     3%
                    Expected life (years)                       5
                    Expected volatility                         1.39
                    Expected dividends                          None


New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 5: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND RENAISSANCE HEALTH SYSTEMS, INC. (continued)

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

NOTE 6: LOSS PER SHARE

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

NOTE 7:  INCENTIVE EQUITY AND STOCK OPTION PLAN

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 7:  INCENTIVE EQUITY AND STOCK OPTION PLAN (continued)

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

Under the plan, the Company granted 1,808,000 options, at a weighted average exercise price of $0.50 per share and 35,750 shares to employees and directors during the three month period ended January 31, 2005. No options were granted during the three month period ended January 31, 2004.

A summary of options during the three months ended January 31, 2005 and 2004 is shown below:

                                                              2005                                              2004
                                         -------------------------------------------      ---------------------------------------
                                                                  Options                                         Options
                                                           --------------------------                      ----------------------
                                                                         Weighted                                        Weighted
                                          Incentive Stock   Number of     Average         Common Stock     Number of      Average
                                                Grants        Shares    Exercise Price         Grants       Shares         Price
                                          --------------------------------------------     ------------------------------------
Outstanding at beginning of the period           82,000       361,000                              --           --         $    --
Granted                                          99,750     1,808,000        $ 0.50                --           --         $    --
Exercised                                            --            --        $   --                --           --         $    --
Forfeited                                            --            --        $   --                --           --         $    --
                                          ---------------------------                   --------------------------

Outstanding at January 31                       181,750     2,169,000        $ 0.68                --           --         $    --
                                          ---------------------------                   --------------------------
Exercisable at January 31                                     187,836                                           --

Available for issuance at January 31
      under the plan                                        2,649,250                                    5,000,000
                                                        -------------                                 ------------

NOTE 8: OTHER COMMON STOCK TRANSACTIONS

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vests over two and three year periods. The value of the stock was determined by the closing market price at the date of grant. The Company recognized $34,269 and $35,737 in compensation expense related to these stock grants for the three month periods ended January 31, 2005 and 2004.

The Company recorded $26,512 and $-0- of unearned compensation during the three month periods ended January 31, 2005 and 2004, respectively, and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 8: OTHER COMMON STOCK TRANSACTIONS (continued)

Equity Financing

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The terms include the share price to be a 75% discount on the closing sale price. The placement companies will receive a combined placement fee of 13% of the gross proceeds received from issuance of shares, a 5% common stock commission and common stock warrants at an exercise price of $0.275 per share. As of January 31, 2005, the Company received $381,300 and issued 1,385,289 shares. The Company paid $49,569 in cash and issued 69,223 shares and 199,170 warrants as commissions.

In December 2005, the Company entered into an agreement with a placement company to raise capital. The placement company will receive 13% cash commission on the gross proceeds received from the issuance of the shares and a 5% stock commission and 5% stock warrants exercisable at the price of stock sold. As of January 31, 2005, the Company received $200,000 and issued 620,370 shares. The Company paid $26,000 in cash and issued 31,018 shares as commissions.

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

NOTE 9: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The interest accrued at January 31, 2005 is $72,663.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The Company repaid the note during the quarter ended January 31, 2005. The note payable balance and accrued interest as of January 31, 2005 are $-0- and $5,502 respectively.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JANUARY 31, 2005

NOTE 10: ACQUISITION OF SOFTWARE

On December 16, 2004, Quantum Medical Technologies, Inc. entered into an agreement to purchase an application systems provider software from a Florida Limited Liability Corporation for $80,000. The software was in developmental stage and has received HIPPA certification. The purchase price is to be paid over a period of 120 days from the date of closing. Upon review and testing by an independent software development company, management has determined that certain representations by the seller were not met and therefore the Company has not made the second scheduled payment due 60 days from closing. The Company is seeking to renegotiate or rescind the purchase with the seller

NOTE 11: SUBSEQUENT EVENTS

On February 15, 2005, the Company received $100,000 for the purchase of common stock at a price of $0.40 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended January 31 2005 and 2004, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results of Operations

Three months ended January 31, 2005 and 2004

The expenses for the quarter ended January 31, 2005 were $421,904 compared to $155,534 for the quarter January 31, 2004. The increase of $266,370 was primarily due to an increase in personnel, salaries, consulting fees and related costs and the amortization of deferred compensation of $202,703.


Liquidity and Capital Resources

At January 31, 2005, the Company had working capital deficit of $1,177,552 as compared to a working capital deficit of $588,404 at January 31, 2004.

Cash inflow from financing activities was $206,450 for the three months ended January 31, 2005, compared $14,300 for the three months ended January 31, 2004. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company will need to secure additional financing during the next 12 months.

The Company executed an agreement with an investment group to raise up to $1,000,000 from foreign investors. These shares will be restricted from sale in the United States for a minimum of one year. The Company paid commissions and expenses of 13%, plus legal and support cost relating to this private overseas offering. Additionally, the Company issued 5% stock commission and issued 199,170 warrants to purchase common stock at a price of $0.275 per share which expires January 4, 2010. The Company realized net proceeds from the sale of common stock of $331,731 through January 31, 2005.

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission and a 5% stock commission. The Company has realized net proceeds from the sale of common stock of $174,000.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29". This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Our Management and resources are limited, as of January 31, 2005 we had only five full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not a party to any litigation.

Item 2.  Changes in Securities

The Company executed an agreement with an investment group to raise up to $1,000,000 from foreign investors. These shares will be restricted from sale in the United States for a minimum of one year. The Company paid commissions and expenses of 13%, plus legal and support cost relating to this private overseas offering. Additionally, the Company issued 5% stock commission and issued 199,170 warrants to purchase common stock at a price of $0.275 per share which expires January 4, 2010. The Company realized net proceeds from the sale of common stock of $331,731 through January 31, 2005.

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission and a 5% stock commission. The Company has realized net proceeds from the sale of common stock of $174,000.


Item 3.  Defaults Upon Senior Securities

As of June 30, 2003, the Company is in default of a $ 179,080, plus accrued interest of $72,663 obligation to the Company's President and largest shareholder. He has not declared the note in default as of this time.

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

None

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

    Exhibit            SEC Ref.         Title of Document
      No.                 No.
   --------            --------     --------------------------------------------
     31.1                 31        Certification of the Chief Executive Officer
                                    and Chief Financial Officer pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002

     32.1                 32        Certifications of the Chief Executive
                                    Officer and Chief Financial Officer pursuant
                                    to Section 906 of the Sarbanes-Oxley Act of
                                    2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                    THE QUANTUM GROUP, INC.


                                    Date:   March 16, 2005


                                    BY: s/ Noel J. Guillama
                                        -------------------
                                           Noel J. Guillama, President