Form 10QSB
period 2005-04-30
QUANTUM GROUP INC /FL
filed 2005-06-20
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED: April 30, 2005

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

          3460 Fairlane Farms Road, Suite 4, Wellington, Florida 33414
 -------------------------------------------------------------------------------
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 798-9800
  ----------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

 INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
                         FILINGS FOR THE PAST 90 DAYS.

                                    YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of June 2, 2005 the number of the Company's shares of par value $.001 common stock outstanding was 20,113,805.

                                      INDEX

    Part I - FINANCIAL INFORMATION

    Item 1 - Financial Statements-Unaudited

              Consolidated Balance Sheet                                       3

              Consolidated Statements of Operations                            4

              Consolidated Statement of Changes in Deficiency in Assets
                  Accumulated During the Development Stage                     5

              Consolidated Statements of Cash Flows                            6

              Notes to Consolidated Financial Statements                       7

    Item 2- Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                    15

    Item 3- Controls and Procedures                                           17


    PART II - OTHER INFORMATION                                               18

    SIGNATURES                                                                20

PART I

ITEM 1.  FINANCIAL INFORMATION.

                             THE QUANTUM GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 APRIL 30, 2005
                                  (unaudited)

ASSETS

Current assets:
         Cash                                                          $     7,719

                                                                       -----------
         Total current assets                                                7,719

Property and equipment, net of accumulated depreciation of $15,320         152,506

Goodwill                                                                    23,500
Other assets                                                                12,569

                                                                       -----------
Total assets                                                           $   196,294
                                                                       ===========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
         Accounts payable and accrued liabilities                      $   398,222
         Accrued payroll                                                   635,622
         Notes payable and accrued interest - shareholder                  222,481

                                                                       -----------

Total current liabilities                                                1,256,325

Capital lease obligation - net of current portion                            5,151

                                                                       -----------
Total Liabilities                                                        1,261,476

Commitments and contingencies


Deficiency in assets accumulated during development stage               (1,065,182)


                                                                       -----------
Total liabilities and deficiency in assets                             $   196,294
                                                                       ===========

           See accompanying notes to consolidated financial statements

                             THE QUANTUM GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  FOR THE PERIODS ENDED APRIL 30, 2005 AND 2004
                                   (unaudited)

                                                                                                             For the period
                                        For the three months ended          For the six months ended         July 24, 2001
                                     --------------------------------    --------------------------------    (inception) to
                                     April 30, 2005    April 30, 2004    April 30, 2005    April 30, 2004    April 30, 2005
                                     --------------    --------------    --------------    --------------    --------------
Interest expense                           $  8,065          $  8,194          $ 17,750          $ 17,550        $   88,739
Other expenses                              393,189           201,417           805,408           347,595         2,314,936

                                           --------          --------          --------          --------        ----------
Expenses representing net loss             $401,254          $209,611          $823,158          $365,145        $2,403,675
                                           ========          ========          ========          ========        ==========














Basic and diluted (loss)
  per common share                          $ (0.02)          $ (0.06)          $ (0.04)          $ (0.11)
                                         ==========         =========        ==========         =========

Weighted average number of
  common shares outstanding              19,737,823         3,383,239        19,162,529         3,351,721
                                         ==========         =========        ==========         =========

          See accompanying notes to consolidated financial statements.

                             THE QUANTUM GROUP, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                 APRIL 30, 2005
                                   (unaudited)

                         Preferred Stock        Common Stock
                         par value $.001       par value $.001
                             per share              per share                                Allocated
                      30,000,000 authorized 170,000,000 authorized Additional                 Shares
                      --------------------- ----------------------  Paid-in     Deferred    for Deferred Accumulated        Total
                        # of Shares Amount  # of Shares  Amount     Capital   Compensation  Compensation   Deficit         Equity
                        ----------- ------  -----------  -------   ---------- ------------  ------------ -----------    ------------
Balance at 10-31-01                          2,700,000     2,700       17,300                               (127,576)      (107,576)

Net (loss)                                                                                                   (86,400)       (86,400)
                           -------   ----   ----------   -------   ----------   ---------    ---------   -----------    ------------
Balance at 10/31/02                          2,700,000     2,700       17,300                               (213,976)      (193,976)

Merger with TPII                               510,885       511     (121,363)                                             (120,852)
Sale of common stock
 for cash                                       86,000        86       64,914                                                65,000
Deferred compensation-
 stock options                                                        207,500    (207,500)                                       --
Deferred compensation-
 stock grants                                                                    (327,150)   $ 327,150                           --
Amortization of
 deferred comp                                                                      3,458                                     3,458
Net (loss)                                                                                                  (246,555)      (246,555)
                           -------   ----   ----------   -------   ----------   ---------    ---------   -----------    ------------
Balance at 10/31/03                          3,296,885     3,297      168,351    (531,192)     327,150      (460,531)      (492,925)

Sale of common stock                         1,188,122     1,188      276,690                                               277,878
Conversion of
 note payable                                  300,000       300      164,700                                               165,000
Issuance of stock -
 stk grants                                    197,269       197      172,551     172,748     (172,748)                     172,748
Amortization of
 deferred compensation                                                             83,975                                    83,975
Stock based compensation                        25,000        25       23,475                                                23,500
Merger - Renaissance
 Health Systems, Inc.      100,000    100    9,300,000     9,300                                                              9,400
Merger - Quantum
 Medical
 Technologies, Inc.        100,000    100    4,000,000     4,000                                                              4,100
Deferred compensation-
 stock grants                                                                     (45,950)      45,950                           --
Grant of stock options                                                 79,800     (79,800)                                       --
Net (loss)                                                                                               $(1,119,986)    (1,119,986)
                           -------   ----   ----------   -------   ----------   ---------    ---------   -----------    ------------
Balance at 10/31/04        200,000   $200   18,307,276   $18,307   $  885,567   $(400,219)   $ 200,352   $(1,580,517)   $  (876,310)

Sale of common stock                           917,778       917      226,934                                               227,851
Issuance of stock -
 stk grants                                     36,775        37       31,197      31,234      (31,234)                      31,234
Stock based compensation                         6,500         6        3,049                                                 3,055
Stock issued in lieu
 of cash                                        57,500        58       29,268                                                29,326
Amortization of
 deferred compensation                                                             20,840                                    20,840
Deferred compensation-
 stock grants                                                                     (26,512)      26,512                           --
Deferred compensation-
 stock options                                                         68,250     (68,250)                                       --
Net (loss)                                                                                                  (421,904)      (421,904)
                           -------   ----   ----------   -------   ----------   ---------    ---------   -----------    ------------
Balance at 1/31/05         200,000   $200   19,325,829   $19,325   $1,244,265   $(442,907)   $ 195,630   $(2,002,421)   $  (985,908)

Sale of common stock                           687,500       688      234,663                                               235,351
Issuance of stock -
 stk grants                                     67,526        68       45,845      45,913      (45,913)                      45,913
Stock based compensation                                                                                                         --
Stock issued in lieu
 of cash                                        30,450        31       17,865                                                17,896
Amortization of
 deferred compensation                                                             22,820                                    22,820
Deferred compensation-
 stock grants                                                                     (16,850)      16,850                           --
Deferred compensation-
 stock options                                                        (64,950)     64,950                                        --
Net (loss)                                                                                                  (401,254)      (401,254)
                           -------   ----   ----------   -------   ----------   ---------    ---------   -----------    ------------
Balance at 4/30/05         200,000   $200   20,111,305   $20,111   $1,477,688   $(326,074)   $ 166,567   $(2,403,675)   $(1,065,182)
                           =======   ====   ==========   =======   ==========   =========    =========   ===========    ============

          See accompanying notes to consolidated financial statements.

                             THE QUANTUM GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE PERIODS ENDED APRIL 30, 2005 AND 2004
                                   (unaudited)

                                                                         Six Months            Six Months          July 24, 2001
                                                                           ended                 ended             (Inception) to
                                                                       April 30, 2005        April 30, 2004        April 30, 2005
                                                                       --------------        --------------        --------------
OPERATING ACTIVITIES
     Net (loss)                                                         $  (823,158)          $  (365,145)           (2,403,675)
                                                                        -----------           -----------           -----------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                                        8,361                   666                15,320
          Amortization of deferred compensation                              43,660               116,559               131,093
          Issuance of stock for compensation                                127,422               323,670
          Loss on conversion of debt to common stock                             --               135,000

     Changes in operating assets and liabilities:
          Increase (decrease) in other assets                                   682                   (96)              (12,568)
          Increase in accounts payable and accrued liabilities              282,173               222,146               931,633
                                                                        -----------           -----------           -----------
          Total adjustments                                                 462,298               339,275             1,524,148
                                                                        -----------           -----------           -----------

               Net cash used in operating activities                       (360,860)              (25,870)             (879,527)

INVESTING ACTIVITIES
     Purchase of property and equipment                                    (108,411)                 (214)             (157,289)
     Investment in related companies                                             --               (10,000)
                                                                        -----------           -----------           -----------
               Net cash used in investing activities                       (108,411)                 (214)             (167,289)
                                                                        -----------           -----------           -----------

FINANCING ACTIVITIES
     Proceeds (repayments) on notes payable                                 (20,647)               28,050               230,480
     Proceeds from issuance of common stock                                 463,204               826,082
     Repayments on capital lease obligation                                  (1,535)               (2,027)
                                                                        -----------           -----------           -----------
Net cash provided by financing activities                                   441,022                28,050             1,054,535
                                                                        -----------           -----------           -----------

Net increase (decrease) in cash                                             (28,249)                1,966                 7,719

Cash at beginning of period                                                  35,968                   242                    --
                                                                        -----------           -----------           -----------

Cash at end of period                                                   $     7,719           $     2,208           $     7,719
                                                                        ===========           ===========           ===========

     Supplemental disclosures of cash flow information:

            Cash paid during the period for interest                    $    29,094           $        --           $    31,302

     Supplemental disclosures of non-cash investing and financing activities:

          Assumption of Liabilities of Transform
            Pack International, Inc.                                    $        --           $        --           $   120,852
          Common stock and preferred stock issued
            in connection with acquisitions                             $        --           $        --           $    23,500
          Capital lease obligations incurred on
            purchases of equipment                                      $        --           $        --           $    10,358
          Conversion of convertible note into common stock              $        --           $        --           $    30,000

          See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

NOTE 1:  DESCRIPTION OF COMPANY

         On May 28, 2003, Transform Pack International, Inc. (the "Company") merged with Quantum HIPAA Consulting, Inc ("Quantum"). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. ("QTUM"). The shareholders approved a 1 for 10 reverse stock split. The Company is a development stage company with no current revenues. The Company's business model is to become a provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations; developing new technologies for the healthcare delivery system; and providing healthcare services to consumers.

BASIS OF PRESENTATION

The condensed financial statements of The Quantum Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2005, were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2005, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2004, which should be read in conjunction with this quarterly report.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2005 there were no cash equivalents.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

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

GOODWILL

On an annual basis, management assesses the composition of the Company's assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of April 30, 2005, there was no impairment of goodwill.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended April 30, 2005 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at April 30, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        2005             2004
                                    -----------      -----------
         Net income (loss)
                    As reporte      $  (823,158)     $  (365,145)
                                    -----------      -----------
                    Pro forma       $  (944,514)     $  (381,745)
                                    -----------      -----------
         Earnings per share
                    As reported     $     (0.04)     $     (0.11)
                                    -----------      -----------
                    Pro forma       $     (0.05)     $     (0.11)
                                    -----------      -----------

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

         Risk-free interest rate                 3%
         Expected life (years)                   5
         Expected volatility                     1.46
         Expected dividends                      None

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

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

NOTE 5:  ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND
         RENAISSANCE HEALTH SYSTEMS, INC.

Following a motion approved by the Company's shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares and 200,000 shares of Series A preferred stock, approved separately by the Board of Directors on July 19, 2004, to the shareholder of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own from the majority shareholder of the Company. The Series A preferred stock is convertible into 30 common shares after 4 years at the option of the holder. Control in the Company will not materially change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger was consummated in August 2004. On May 23, 2005, the majority shareholder returned the 200,000 Series A preferred stock received from the acquisition in order to facilitate future capital raising efforts.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

NOTE 5:  ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND
         RENAISSANCE HEALTH SYSTEMS, INC. (CONTINUED)

Renaissance Health Systems, Inc. was incorporated in December of 2002, and is a developmental stage company, with no significant material assets or liabilities and no revenues, which was formed to create a community health system (CHS) that will coordinate care to managed care patients by affiliating with providers, physicians and hospitals. The Company has signed an agreement with two Florida licensed health maintenance organization to build a CHS in three counties in central Florida. The Company's management has extensive experience in developing CHS and with recent additions to the staff seeks to complete the CHS by end of 3rd quarter of 2005.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

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

Under the plan, the Company granted 1,751,000 and 240,000 options for the six month periods ended April 30 2005 and 2004, at a weighted average exercise price of $0.52 and $0.62 per share, respectively.

A summary of options during the six months ended April 30, 2005 and 2004 is shown below:

                                                          2005                                        2004
                                           ------------------------------------------  -------------------------------------
                                                                Options                                Options
                                                        -----------------------------           ----------------------------
                                           Incentive     Number          Weighted       Common   Number          Weighted
                                             Stock         of             Average       Stock      of             Average
                                             Grants      Shares        Exercise Price   Grants    Shares      Exercise Price
                                           ---------    ---------      --------------  -------  ---------     --------------
Outstanding at beginning of the period       82,000       361,000                           --         --          $   --
Granted                                      99,750     1,751,500          $ 0.52           --    240,000          $ 0.62
Exercised                                                      --          $   --                      --          $   --
Forfeited                                        --        83,328          $ 0.50           --         --          $   --
                                            -------    ----------                      -------
Outstanding at April 30                     181,750     2,029,172          $ 0.54           --     240,000         $ 0.62
                                            -------    ----------                      -------
Exercisable at April 30                                   187,836                                      --

Available for issuance at April 30 under the plan       2,789,078                               5,000,000
                                                        ---------                               ---------

NOTE 8: OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock was determined by the closing market price at the date of grant. The Company recognized $147,697 and $71,475 in compensation expense related to these stock grants for the six month periods ended April 30, 2005 and 2004.

The Company recorded $16,850 and $327,150 of unearned compensation during the six month periods ended April 30, 2005 and 2004, respectively, on the grants of stock and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

NOTE 8: OTHER COMMON STOCK TRANSACTIONS (CONTINUED)

EQUITY FINANCING

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The terms include the share price to be a 75% discount on the closing sale price. The placement companies will receive a combined placement fee of 13% of the gross proceeds received from issuance of shares and common stock warrants at an exercise price of $0.275 per share. As of December 31, 2004, the Company received $381,300 and issued 1,385,289 shares. The Company paid $49,569 in cash and issued 199,170 warrants as commissions.

In December 2004, the Company entered into an agreement with a placement company to raise capital. The placement company will receive 13% cash commission on the gross proceeds received from the issuance of the shares and 5% stock warrants exercisable at the price of stock sold. As of April 30, 2005, the Company received $475,000 for 1,307,870 shares of common stock. The Company paid $61,750 in cash as commissions and issued 130,787 warrants.

REVERSE STOCK SPLIT

In January 2004, the shareholders of the Company approved the merger of the Company into The Quantum Group, Inc. for the purpose of reincorporation in the State of Nevada. In conjunction with the reincorporation, the shareholders approved a 1 for 10 reverse stock split of its common stock. An amended and restated Articles of Incorporation have been filed to change the name of the Company to The Quantum Group, Inc. ("QTUM") and to set the authorized shares of common stock to 170,000,000 at a par value of $.001 per share and authorized preferred stock to 30,000,000 at a par value of $.001 per share. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.

NOTE 9: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The Company paid $28,529 in interest during the six month period ended April 30, 2005. No interest was paid during the six month period ended April 30, 2004. The interest accrued at April 30, 2005 is $57,401.

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The Company repaid the note during the six month period ended April 30, 2005. The note payable balance and accrued interest as of April 30, 2005 and 2004 were $-0- and $42,582 respectively.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
APRIL 30, 2005

NOTE 10: ACQUISITION OF SOFTWARE

On December 16, 2004, Quantum Medical Technologies, Inc. entered into an agreement to purchase application systems provider software from a Florida Limited Liability Corporation for $80,000. The software was in developmental stage and has received HIPPA certification. The purchase price is to be paid over a period of 120 days from the date of closing. Upon review and testing by an independent software development company, management has determined that certain representations by the seller were not met and therefore the Company has not made the second scheduled payment due 60 days from closing. The Company is seeking to renegotiate or rescind the purchase with the seller.

NOTE 11: SUBSEQUENT EVENTS

In May, 2005, the Company received $200,000 for the purchase of 500,000 shares of common stock at a price of $0.40 per share.

On May 23, 2005, the majority shareholder of the Company returned to the Company the 200,000 Series A preferred stock he received in the Company's acquisition of Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

Subsequent to April 30, 2005, the Company has executed agreements with three managed care organizations, covering 11 counties in Florida. The Company will generate revenue from these contracts upon regulatory approval of the managed care organizations' plans in the specific counties in Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended April 30 2005 and 2004, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2005 and 2004

The expenses for the quarter ended April 30, 2005 were $823,158 compared to $365,145 for the quarter April 30, 2004. The increase of $458,013 was primarily due to an increase of $343,182 in personnel related costs which include salaries, consulting fees, and the amortization of deferred compensation.

Three months ended April 30, 2005 and 2004

The expenses for the quarter ended April 30, 2005 were $401,254 compared to $209,611 for the quarter April 30, 2004. The increase of $191,643 was primarily due to an increase of $124,906 in personnel related costs which include salaries, consulting fees, and the amortization of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, the Company had working capital deficit of $1,248,607 as compared to a working capital deficit of $254,857 at April 30, 2004.

Cash inflow from financing activities was $441,022 for the six months ended April 30, 2005, compared to $28,050 for the six months ended April 30, 2004. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company will need to secure additional financing during the next 12 months.

The Company executed an agreement with an investment group to raise up to $1,000,000 from foreign investors. These shares will be restricted from sale in the United States for a minimum of one year. The Company paid commissions and expenses of 13%, plus legal and support cost relating to this private overseas offering. Additionally, the Company issued 199,170 warrants to purchase common stock at a price of $0.275 per share which expires January 4, 2010. The Company realized net proceeds from the sale of common stock of $331,731 through December 31, 2004.

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission. The Company has realized net proceeds from the sale of common stock of $413,250 plus issued 130,787 warrants to purchase common stock at a price ranging from $0.27 to $0.40 per share during the six months ended April 30, 2005. In May, 2005, the Company received $200,000 for the purchase of 475,000 shares of common stock at a price of $0.40 per share.

Subsequent to April 30, 2005, the Company executed agreements with three managed care organizations, covering 11 counties in Florida. The Company will start generating revenue from these contracts upon regulatory approval of the managed care organizations' plans in the counties that the Company will provide health care, which is anticipated during the fourth fiscal quarter. The Company has nearly completed the physician networks in those areas. The Company is continuing to pursue additional to contract with health care providers in these counties and anticipates that the provider networks will be completed during the third fiscal quarter.

The Company's development plan is to identify, negotiate with and acquire business and services that will allow the Company to provide comprehensive consulting services, technological, strategic intelligence and systems that will allow the small to medium size medical organization to provide better care, better medical outcomes and earn more profit. The Company expect to acquire the candidate businesses after extensive due diligence, and then to acquire the business enterprise including cash flow by issuing stock, notes and cash. The Company expects to secure financing for the acquisition by selling common and/or preferred shares, issuing debt or notes and by leveraging the potential acquisition. There is no assurance that the Company will be able to execute on its plans and clearly, additional financing will be needed to develop and implement its business plan within the next twelve months.

New Accounting Pronouncements

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our Management and resources are limited, as of April 30, 2005 we had only five full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission. The Company has realized net proceeds from the sale of common stock of $413,250 plus issued 130,787 warrants to purchase common stock at a price ranging from $0.27 to $0.40 per share. Each investor represented to us that the investor was an "accredited investor", as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

The Company received net proceeds from the sale of stock of an additional $174,000 plus issued 50,000 warrants to purchase common stock at a price of $0.40 per share through June 5, 2005. Each investor represented to us that the investor was an "accredited investor", as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2005, the Company is in default of a $ 179,080 installment note, plus accrued interest of $57,401 obligation to the Company's President and majority shareholder. He has not declared the note in default as of this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

    Exhibit
      No.      Title of Document
    -------    -----------------

     31.1 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            THE QUANTUM GROUP, INC.


                                    Date:   June 20, 2005


                                    BY:     /s/ Noel J. Guillama
                                            ---------------------------
                                            Noel J. Guillama, President