Form 10KSB/A
period 2004-10-31
QUANTUM GROUP INC /FL
filed 2005-06-28
CIK 1118847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE MONTH PERIOD ENDED OCTOBER 31, 2004

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


Signature                                 Title                      Date
---------                                 -----                      ----
/s/ Noel J. Guillama                 President and Chief        June 27, 2005
----------------------------           Executive Officer,
Noel J. Guillama                       Director


/s/ Susan E. Darby                   Vice President,            June 27, 2005
----------------------------           Director
Susan E. Darby


/s/ Marion D. Thorpe, Jr.            Vice Chairman,             June 27, 2005
----------------------------           Director
Marion D. Thorpe, Jr., M.D.


/s/ Donald B. Cohen                  Chief Financial Officer,   June 27, 2005
----------------------------           Director
Donald B. Cohen


/s/ James D. Baker                   Director                   June 27, 2005
----------------------------
James D. Baker


/s/ Mark Haggerty                    Director                   June 27, 2005
----------------------------
Mark Haggerty

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


/s/ Daszkal Bolton LLP
-----------------------------

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