Form 10QSB
period 2005-07-31
QUANTUM GROUP INC /FL
filed 2005-09-19
CIK 1118847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTIOIN 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: July 31, 2005

                        COMMISSION FILE NUMBER: 000-31727


                             THE QUANTUM GROUP, INC.
      --------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                                            20-0774748
--------------------------------                      --------------------------
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
     REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILINGS FOR THE PAST 90 DAYS.

                                  YES [ X ]    NO [   ]
                                      -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 5, 2005 the number of the Company's shares of par value $.001 common stock outstanding was 21,944,151.

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

PART I

ITEM 1.  FINANCIAL INFORMATION.


                             THE QUANTUM GROUP, INC.
                           Consolidated Balance Sheet
                        ( A Development Stage Enterprise)
                                  July 31, 2005
                                   (unaudited)


                                     ASSETS

Current assets:
         Cash                                                       $   199,992
                                                                    -----------
         Total current assets                                           199,992

Property and equipment, net of accumulated depreciation of $21,653      160,191

Goodwill                                                                 23,300
Other assets                                                             44,000

                                                                    -----------
Total assets                                                        $   427,483
                                                                    ===========


                      LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
         Accounts payable and accrued liabilities                   $   381,162
         Accrued payroll                                                701,854
         Notes payable and accrued interest - shareholder               204,170
         Other current liabilities                                       50,000
                                                                    -----------

Total current liabilities                                             1,337,186

Capital lease obligation - net of current portion                         4,247
                                                                    -----------
Total Liabilities                                                     1,341,433

Commitments and contingencies


Deficiency in assets accumulated during development stage              (913,950)


                                                                    -----------
Total liabilities and deficiency in assets                          $   427,483
                                                                    ===========








           See accompanying notes to consolidated financial statements

                             THE QUANTUM GROUP, INC.
                      Consolidated Statement of Operations
                       ( A Development Stage Enterprise)
                  For the Periods Ended July 31, 2005 and 2004
                                   (unaudited)

                                                                                                       For the period
                                   For the three months ended           For the nine months ended       July 24, 2001
                                 --------------------------------------------------------------        (inception) to
                                  July 31,          July 31,           July 31,       July 31,            July 31,
                                    2005              2004               2005            2004               2005
                                 ----------        ----------         ----------      ----------         ---------
Interest expense                 $    8,235        $    9,975        $   25,785      $   27,525         $   96,974
Other expenses                      456,434           244,908         1,261,842         592,503          2,771,170
                                 ----------        ----------        ----------      ----------         ----------

Expenses representing net loss   $  464,668        $  254,883        $1,287,626      $  620,028         $2,868,143
                                 ==========        ==========        ==========      ==========         ==========





Basic and diluted (loss)
   per common share              $    (0.02)       $   (0.07)        $     (0.07)    $    (0.18)
                                 ==========        =========         ===========     ==========

Weighted average number of
   common shares outstanding     21,441,948         3,613,922         19,570,121      3,439,759
                                 ==========        ==========        ===========     ==========













          See accompanying notes to consolidated financial statements.

                             THE QUANTUM GROUP, INC.
            Consolidated Statement of Changes in Deficiency in Assets
                    Accumulated During the Development Stage
                                  July 31, 2005
                                   (unaudited)

                           Preferred Stock           Common Stock
                           par value $.001          par value $.001                            Allocated
                              per share                per share                                 Shares
                             30,000,000               70,000,000                                  for
                             authorized               authorized        Additional  Deferred    Deferred
                         -------------------   -----------------------    Paid-in   Compen-     Compen-    Accumulated    Total
                        # of Share   Amount    # of Share     Amount      Capital    sation      sation      Deficit      Equity
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 10-31-01            --         --     2,700,000       2,700      17,300         --          --     (127,576)    (107,576)

Net (loss)                                                                                                     (86,400)     (86,400)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 10/31/02            --         --     2,700,000       2,700      17,300         --          --     (213,976)    (193,976)

Merger with TPII                                   510,885         511    (121,363)        --          --           --     (120,852)
Sale of common stock

  for cash                     --         --        86,000          86      64,914         --          --           --       65,000
Deferred compensation-
  stock
  options                      --         --            --          --     207,500   (207,500)         --           --           --
Deferred compensation-
  stock grants                 --         --            --          --          --   (327,150)  $ 327,150           --           --
Amortization of
  deferred comp                --         --            --          --          --      3,458          --           --        3,458
Net (loss)                     --         --            --          --          --         --          --     (246,555)    (246,555)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 10/31/03            --         --     3,296,885       3,297     168,351   (531,192)    327,150     (460,531)    (492,925)

Sale of common stock           --         --     1,188,122       1,188     276,690         --          --           --      277,878
Conversion of note
  payable                      --         --       300,000         300     164,700         --          --           --      165,000
Issuance of stock -
  stk grants                   --         --       197,269         197     172,551    172,748    (172,748)          --      172,748
Amortization of
  deferred compensation        --         --            --          --          --     83,975          --           --       83,975
Stock based compensation       --         --        25,000          25      23,475         --          --           --       23,500
Merger - Renaissance
  Health Systems, Inc     100,000        100     9,300,000       9,300          --         --          --           --        9,400
Merger - Quantum
  Medical
  Technologies, Inc.      100,000        100     4,000,000       4,000          --         --          --           --        4,100
Deferred compensation-
  stock grants                 --         --            --          --          --    (45,950)     45,950           --           --
Grant of stock options         --         --            --          --      79,800    (79,800)         --           --           --
Net (loss)                     --         --            --          --          --         --              $(1,119,986)  (1,119,986)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 10/31/04       200,000   $    200    18,307,276  $   18,307   $ 885,567  $(400,219)  $200,352   $(1,580,517) $  (876,310)

Sale of common stock           --         --       917,778         917     226,934         --         --            --      227,851
Issuance of stock -
   stk grants                                       36,775          37      31,197     31,234    (31,234)           --       31,234
Stock based
   compensation                                      6,500           6       3,049         --         --            --        3,055
Stock issued in lieu
   of cash                     --         --        57,500          58      29,268         --         --            --       29,326
Amortization of
  deferred compensation        --         --            --          --          --     20,840         --            --       20,840
Deferred compensation-
  stock grants                 --         --            --          --          --    (26,512)    26,512            --           --
Deferred compensation-
  stock options                --         --            --          --      68,250    (68,250)        --            --           --
Net (loss)                     --         --            --          --          --         --         --      (421,904)    (421,904)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 1/31/05        200,000   $    200    19,325,829  $   19,325   $1,244,26  $(442,907)  $ 195,630  $(2,002,42)  $  (985,908)

Sale of common stock           --         --       687,500         688     234,663         --          --          --       235,351
Issuance of stock -
  stk grants                   --         --        67,526          68      45,845     45,913     (45,913)         --        45,913
Stock issued in
  lieu of cash                                      30,450          31      17,865         --          --          --        17,896
Amortization of
  deferred compensation        --         --            --          --          --     22,820          --          --        22,820
Deferred compensation-
  stock grants                                                             (16,850)    16,850          --          --            --
Deferred compensation-
  stock options                                                            (64,950)    64,950          --          --            --
Net (loss)                     --         --            --          --          --         --          --    (401,254)     (401,254)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
Balance at 4/30/05        200,000   $    200    20,111,305  $20,111,305 $1,477,688  (326,074    $ 166,567  $(2,403,675)  (1,065,182)

Sale of common stock           --         --     1,249,759  $     1,250 $  520,750        --           --           --      522,000
Cancellation of
  preferred stock        (200,000)  $   (200)           --           --         --        --           --           --         (200)
Stock based
  compensation                                      70,250  $        70 $   45,005        --           --           --       45,075
Issuance of stock -
  stk grants                                        32,137  $        32 $   26,633  $ 27,640    $ (27,640)          --       26,665
Amortization of
  deferred
  compensation                 --         --            --           --         --  $ 22,160           --           --       22,160

Net (loss)                     --         --            --           --         --        --           --  $  (464,468)    (464,468)
                         --------   --------   -----------  ----------   ---------  ---------   ---------  -----------  -----------
                               --   $     --    21,463,451  $   21,463   $2,070,07  $(276,274)  $ 138,927  $(2,868,143) $  (913,950)
                         ========   ========   ===========  ==========   =========  =========   =========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                       THE QUANTUM GROUP, INC.
                   (A Development Stage Enterprise)
                 Consolidated Statements of Cash Flow
             For the Periods Ended July 31, 2005 and 2004
                                   (unaudited)

                                                                                    Nine Months     Nine Months   July 24, 2001
                                                                                       ended          ended      (Inception) to
                                                                                     July 31,        July 31,       July 31,
                                                                                       2005           2004            2005
                                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES
     Net (loss)                                                                     $(1,287,626)   $  (620,028)    (2,868,143)
                                                                                    -----------    -----------    -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                   14,694            986         21,653
          Amortization of deferred compensation                                          97,067        158,616        184,500
          Issuance of stock for compensation                                            146,197         15,000        342,445
          Loss on conversion of debt to common stock                                         --             --        135,000

     Changes in operating assets and liabilities:
          Increase (decrease) in other assets                                            (4,449)       (13,317)       (17,699)
          Increase in accounts payable and accrued liabilities                          308,350        342,565        957,810
                                                                                    -----------    -----------    -----------
          Total adjustments                                                             561,859        503,850      1,623,709
                                                                                    -----------    -----------    -----------

               Net cash used in operating activities                                   (725,767)      (116,178)    (1,244,434)

INVESTING ACTIVITIES
     Purchase of property and equipment                                                (122,429)       (21,458)      (171,307)
     Investment in related companies                                                         --              --       (10,000)
                                                                                    -----------    -----------    -----------
               Net cash used in investing activities                                   (122,429)       (21,458)      (181,307)
                                                                                    -----------    -----------    -----------

FINANCING ACTIVITIES
     Proceeds (repayments) on notes payable                                              29,353         54,130        280,480
     Proceeds from issuance of common stock                                             985,204        190,269      1,348,082
     Repayments on capital lease obligation                                              (2,337)            --         (2,829)
                                                                                    -----------    -----------    -----------
Net cash provided by financing activities                                             1,012,220        244,399      1,625,733
                                                                                    -----------    -----------    -----------

Net increase (decrease) in cash                                                         164,024        106,763        199,992

Cash at beginning of period                                                              35,968            242             --
                                                                                    -----------    -----------    -----------

Cash at end of period                                                               $   199,992    $   107,005    $   199,992
                                                                                    ===========    ===========    ===========

     Supplemental disclosures of cash flow information:

            Cash paid during the period for interest                                $    55,175    $        --    $    57,383

     Supplemental disclosures of non-cash investing and financing activities:

          Assumption of Liabilities of Transform Pack International, Inc.           $        --    $        --    $   120,852
          Common stock and preferred stock issued in connection with acquisitions   $        --    $        --    $    23,500
          Capital lease obligations incurred on purchases of equipment              $        --    $        --    $    10,358
          Conversion of convertible note into common stock                          $        --    $        --    $    30,000


     See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005

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

BASIS OF PRESENTATION

The condensed financial statements of The Quantum Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying condensed financial statements of the Company are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the nine months ended July 31, 2005, were of a normal, recurring nature. The amounts presented for the nine months ended July 31, 2005, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2004, which should be read in conjunction with this quarterly report.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2005 there were no cash equivalents.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005

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

GOODWILL

On an annual basis, management assesses the composition of the Company's assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of July 31, 2005, there was a reduction of the acquisition price of $200 resulting from the cancellation of the preferred stock associated with acquisition. There was no impairment of goodwill as of July 31, 2005.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended July 31, 2005 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005


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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at July 31, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                      2005            2004
                                                  ------------     ----------

                        Net income (loss)
                                  As reporte      $ (1,287,626)    $ (620,028)
                                                  ------------     ----------
                                  Pro forma       $ (1,307,161)    $ (644,928)
                                                  ------------     ----------
                        Earnings per share
                                  As reported     $      (0.07)    $    (0.18)
                                                  ------------     ----------
                                    Pro forma     $      (0.08)    $    (0.19)
                                                  ------------     ----------




The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                           Risk-free interest rate                     3%
                           Expected life (years)                       5
                           Expected volatility                         1.46
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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005


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

The Company completed the merger by issuing 2,700,000 shares of Common Stock to the sole shareholder of Quantum, in exchange for all the issued and outstanding shares of Quantum. For accounting purposes, the acquisition was treated as a recapitalization of the Company. The value of the net assets of the Company after the acquisition was completed is the same as their historic book value.

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

NOTE 5: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND RENAISSANCE HEALTH SYSTEMS, INC.

Following a motion approved by the Company's shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares and 200,000 shares of Series A preferred stock, approved separately by the Board of Directors on July 19, 2004, to the shareholder of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for the 80% of the those companies which the Company does already not own from the majority shareholder of the Company. The Series A preferred stock was convertible into 30 common shares after 4 years at the option of the holder. Control in the Company will not materially change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger was consummated in August 2004. On May 23, 2005, the majority shareholder returned the 200,000 Series A preferred stock received from the acquisition in order to facilitate future capital raising efforts.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005


NOTE 5: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND RENAISSANCE HEALTH SYSTEMS, INC. (CONTINUED)

Renaissance Health Systems, Inc. was incorporated in December of 2002, and is a developmental stage company, with no significant material assets or liabilities and no revenues, which was formed to create a community health system (CHS) that will coordinate care to managed care patients by affiliating with providers, physicians and hospitals. The Company has signed an agreement with two Florida licensed health maintenance organization to build a CHS in three counties in central Florida. The Company's management has extensive experience in developing CHS, and with recent additions to the staff, have completed the CHS by end of 3rd quarter of 2005.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005

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

Under the plan, the Company granted 1,751,500 and 240,000 options for the nine month periods ended July 31, 2005 and 2004, at a weighted average exercise price of $0.52 and $0.62 per share, respectively.

A summary of options during the six months ended July 31, 2005 and 2004 is shown below:


                                            2005                                  2004
                            -----------------------------------   ------------------------------------
                                                 Options                                Options
                                         ----------------------                 ----------------------
                                                       Weighted                               Weighted
                            Incentive                  Average     Common                     Average
                             Stock       Number of     Exercise     Stock       Number of     Exercise
                             Grants       Shares        Price       Grants       Shares        Price
                            --------     --------    ----------   ----------    --------     ---------
Outstanding at beginning
  of the period               82,000      361,000                         --           -     $      --
Granted                       99,750    1,751,500    $     0.52           --      90,000     $    0.62
Exercised                         --           --    $       --           --          --     $      --
Forfeited                         --      129,165    $     0.50           --          --     $      --
                            --------     --------    ----------   ----------    --------     ---------
Outstanding at July 31       181,750    1,983,335    $     0.54           --      90,000     $    0.62
                            --------   ----------    ----------   ----------    --------     ---------
Exercisable at July 31                    534,393                                     --

Available for issuance at
  July 31 under the plan                2,744,915                              4,910,000
                                       ----------                            -----------





NOTE 8: OTHER COMMON STOCK TRANSACTIONS

DEFERRED COMPENSATION

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock was determined by the closing market price at the date of grant. The Company recognized $104,787 and $107,212 in compensation expense related to these stock grants for the nine month periods ended July 31, 2005 and 2004.

The Company recorded $43,362 and $0 of deferred compensation during the nine month periods ended July 31, 2005 and 2004, respectively, on the grants of stock and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005


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

In December 2004, the Company entered into an agreement with a placement company to raise capital. The placement company will receive 13% cash commission on the gross proceeds received from the issuance of the shares and 10% stock warrants exercisable at the price of stock sold. As of July 31, 2005, the Company received $775,000 for 2,057,870 shares of common stock. The Company paid $100,750 in cash as commissions and issued 205,787 warrants.

In July 2005, the Company issued a private placement memorandum to sell 3,000,000 for $1,500,000. The Company will pay 13% commission on the gross proceeds received from the issuance of the shares and one stock warrant exercisable at the price of stock sold for every $10 raised. As of July 31, 2005, the Company received $300,000 for 600,000 shares of common stock. The Company paid $39,000 in cash as commissions and will issue 30,000 warrants.

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


NOTE 9: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement. The Company paid $55,175 in interest during the nine month period ended July 31, 2005. No interest was paid during the nine month period ended July 31, 2004. The interest accrued at July 31, 2005 is $39,107.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)
JULY 31, 2005


NOTE 9: RELATED PARTY TRANSACTIONS (CONTINUED)

On November 2, 2002 the Company signed a demand note, with an interest rate of eighteen percent (18%) per annum, for the expenses a shareholder paid on behalf of the Company subsequent to the sale of the intellectual property. The Company repaid the note during the nine month period ended July 31, 2005. The note payable balance and accrued interest as of July 31, 2005 and 2004 were $-0- and $38,582 respectively.

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

NOTE 11: SUBSEQUENT EVENTS


The Company has received an additional $237,500 proceeds from the sale of common stock and have issued 480,700 shares of stock.

Beginning in September 2005, the Company's first Community Health System (CHS) in Volusia County Florida began accepting patients from a managed care organization. Additionally, as of September 1, 2005, the Company completed two additional CHS located in Miami-Dade and Broward Counties in southern Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended July 31, 2005 and 2004, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2005 and 2004

The expenses for the nine months ended July 31, 2005 were $1,287,625 compared to $620,828 for the nine period ended July 31, 2004. The increase of $666,798 was primarily due to an increase of $508,050 in personnel related costs which include salaries, consulting fees, and the amortization of deferred compensation.

Three months ended July 31, 2005 and 2004

The expenses for the quarter ended July 31, 2005 were $464,469 compared to $255,587 for the quarter July 31, 2004. The increase of $208,882 was primarily due to an increase of $149,036 in personnel related costs which include salaries, consulting fees, and the amortization of deferred compensation.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, the Company had working capital deficit of $1,137,194 as compared to a working capital deficit of $797,323 at July 31, 2004.

Cash inflow from financing activities was $1,012,220 for the nine months ended July 31, 2005, compared to $244,399 for the nine months ended July 31, 2004. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company will need to secure additional financing during the next 12 months.

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

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission. The Company has realized net proceeds from the sale of common stock of $674,250 plus issued 205,787 warrants to purchase common stock at a price ranging from $0.27 to $0.40 per share during the nine months ended July 31, 2005.

On July 6, 2005, the Company issued a private placement memorandum to sell 3,000,000 shares of common stock at a price of $0.50 per share. The Company has agreed to pay a placement agent 13% of the funds raised and one grant warrant, exercisable at $0.50 per share, for every $10 raised. During the third quarter ended July 31, 2005, the Company has realized net proceeds from the sale of common stock of $261,000 and issued 30,000 warrants. In August 2005, the Company has realized an additional $206,625 in net proceeds from the sale of common stock.

During the third quarter ended July 31, 2005, the Company executed agreements with three managed care organizations, covering 11 counties in Florida. The Company will start generating revenue from these contracts upon regulatory approval of the managed care organizations' plans in the counties that the Company will provide health care. One of the managed care organizations has received approval, and the Company will start recognizing revenue in the month of September 2005. Additionally, the Company has secured Errors and Omission insurance policy to protect it from any potential suits related to its responsibility for the managed care organization.

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


ITEM 3. CONTROLS AND PROCEDURES

Our Management and resources are limited, as of July 31, 2005 we had only sixteen full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission. During the quarter ended July 31, 2005, the Company has realized net proceeds from the sale of 750,000 shares of common stock of $261,000 plus issued 75,000 warrants to purchase common stock at a price of $0.40 per share. Each investor represented to us that the investor was an "accredited investor", as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On July 6, 2005, the Company issued a private placement memorandum to raise $1,500,000 at a price of $0.50 per share. The terms include a 13% cash commission plus one common stock warrant at a price of $0.50 for every $10.00 raised. During the quarter ended July 31, 2005 the Company received net proceeds from the sale of 600,000 shares of common stock of $261,000 plus issued 30,000 warrants to purchase common stock at a price of $0.50 per share. Each investor represented to us that the investor was an "accredited investor", as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

During the quarter ended July 31, 2005, the majority shareholder returned to the Company the 200,000 shares of convertible preferred stock he received in the Company's acquisition of Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc. as a reduction of the purchase price of the two companies.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of July 31, 2005, the Company is in default of a $ 179,080 installment note, plus accrued interest of $39,107 obligation to the Company's President and majority shareholder. He has not declared the note in default as of this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit Nol.  SEC Ref. No.   Title of Document
------------  ------------   ------------------
 31.1             31         Certification of the Chief Executive Officer and
                             Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1             32         Certifications of the Chief Executive Officer and
                             Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


                                             THE QUANTUM GROUP, INC.




                                             BY: /s/ Noel J. Guillama
                                                 -------------------------------
                                                 Noel J. Guillama, President


Date:   September 16, 2005