Form 10KSB
period 2005-10-31
QUANTUM GROUP INC /FL
filed 2006-02-14
CIK 1118847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TWELVE MONTH PERIOD ENDED OCTOBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31727

                                 ---------------

                             THE QUANTUM GROUP, INC.
                (Name of registrant as specified in its charter)

                                 ---------------

         NEVADA                                               20-0774748
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No)

                        3460 FAIRLANE FARMS ROAD, SUITE 4
                            WELLINGTON, FLORIDA 33414
               (Address of principal executive offices) (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (561) 798-9800


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year: $1,119

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $8,406,809 (computed using the closing price of $.80 per share of Common Stock on January 31, 2006 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

         There were 22,803,511 shares of the registrant's Common Stock, par value $.001 per share, outstanding on January 31, 2006.

================================================================================

AVAILABLE INFORMATION
---------------------

         The public may read and copy any materials filed by The Quantum Group, Inc. (referred to throughout this Report as "our Company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file reports electronically with the Commission at http://www.sec.gov


FORWARD LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our Company is detailed from time to time in our Company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our Company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Form 10QSB, Form 8K, Form 14-C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "would," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company's control. Should one or more of these risks or uncertainties materialize or should our Company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.


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

                             The Quantum Group, Inc.

                 FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART  I

Item  1.      Description of Business  .........................................................   4
Item  2.      Description of Property ..........................................................  25

Item  3.      Legal Proceedings  ...............................................................  25
Item  4.      Submission of Matters to a Vote of Security Holders  .............................  25



PART  II

Item  5.      Market for Common Equity and Related Stockholder Matters  ........................  25
Item  6.      Management's Plan of Operation ...................................................  26
Item  7.      Financial Statements  ............................................................  32
Item  8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................................  32
Item 8A       Controls and Procedures...........................................................  32



PART  III

Item  9.      Directors and Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act      ...........................  35
Item  10.     Executive Compensation    ........................................................  39
Item  11.     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder matters. ......................................  40
Item  12.     Certain Relationships and Related Transactions     ...............................  42
Item  13.     Exhibits, List and Reports on Form 8-K............................................  43
Item  14.     Principal Accountant Fees and Services     .......................................  44

SIGNATURES       ...............................................................................  45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  ....................................................


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Quantum Group, Inc. (the terms "Company", "us", "QTUM" and/or "we" and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a Nevada corporation created for the sole purpose to reorganize and change domicile of the predecessor company, Transform Pack International, Inc. (TPII). Transform Pack was originally formed as a Minnesota corporation in February 1975 under the name Automated Multiple Systems, Inc., subsequently changed its name to Stylus, Inc., and then changed its name to Cybernetics, Inc. in December 1997. Throughout the early years of the corporation, its business and management were located in Minnesota. However, since 2000 the business and management of Transform Pack have been located in Moncton, New Brunswick, and as of May 29, 2003 in Wellington, Florida.

         On May 28, 2003, Transform Pack completed the acquisition of Quantum HIPAA Consulting Group, Inc., a Florida Corporation based in Wellington, Florida. Quantum HIPAA Consulting Group was in the business of advising the healthcare industry on the implementation of regulations created to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Transform Pack made the acquisition by issuing 27,000,000 shares of Common Stock ($0.004 par value) to Noel J. Guillama, the sole stockholder of Quantum HIPAA Consulting Group, in exchange for all the issued and outstanding shares of Quantum HIPAA Consulting Group. As a result, Mr. Guillama became the direct and beneficial owner of approximately 80.18% percent of the issued and outstanding shares of the Company. For accounting purposes, this transaction was treated as a reorganization. Prior to the acquisition of Quantum HIPAA Consulting Group, there was no affiliation or other relationship between Transform Pack and Quantum HIPAA Consulting Group or Mr. Guillama.

         Since Transform Pack no longer had any business or management connection with the state of Minnesota, the Board of Directors determined late in 2003, that the corporation could benefit from changing its domicile to a state such as Nevada. With the ratification by the Shareholders on January 30, 2004, completed in February 2004, the Company changed its domicile and its stock symbol on the Over-the-Counter Bulletin Board market was changed to QTUM.

         The Company is a development stage company with nominal revenues. From inception through January 31, 2006 management's efforts have been primarily in market research, business development, negotiations of various Letters of Intent and due diligence on potential acquisitions, joint ventures and licensing agreements. In the preceding year the Company had negotiated contracts with three HMOs, one of which is currently operational, the remaining two of which are currently in development. It has also assembled a provider relations department that has negotiated with over 600 contracted physicians, ancillary providers and hospitals.

         The Company has as of January 1, 2006 established full operations in three primary Florida Markets.

          The business model today is to become a leading provider of services to the healthcare industry in three complementary areas: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations; developing new technologies to create a more effective and responsive healthcare system; and providing leading edge healthcare services to consumers.

         In developing this model, the Company originally purchased 20% interest from our major shareholder in Quantum Medical Technologies, Inc. (QMT) (a Florida corporation) and Renaissance Health Systems, Inc. (RHS) (a Florida corporation). Both QMT and RHS are development stage companies. Each company had a Letter of Intent (LOI) to develop products and services with institutions in the healthcare field; however, the capital had not been secured to fully exploit these opportunities. Management believed that with a more complex and complementary model, the Company would be more likely to obtain financing that in the end would produce positive results for the Company's shareholders.

         At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to acquire the balance of the shares of QMT and RHS held by Mr. Guillama. In consideration for the QMT and RHS shares, the Company issued to Mr. Guillama 13,300,000 post reverse shares and 200,000 Series A Preferred Stock (subsequently added to the purchase price by the Board of Directors on July 19, 2004). On May 23, 2005, the majority shareholder returned the 200,000 Series A preferred stock received from the acquisition in order to facilitate future capital raising efforts. The merger was completed in August 2004.

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

     >> QUANTUM MEDICAL TECHNOLOGIES (QMT). The QMT team has spent four years in the development of technology systems to increase the efficiency of the healthcare system. The Company has in development process three PATENT PENDING business processes. In addition, the Company also provides webservices to medical societies and is currently developing a web-based health information platform to use both internally and market to non-affiliated physicians.

>> RENAISSANCE HEALTH SYSTEMS (RHS). RHS is organized as a new breed, next generation Community Health System (CHS), contracting with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with three Florida-based MCOs.

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

BUSINESS STRATEGY OVERVIEW

The Quantum Group, Inc. - Outsourcing

         The Quantum Group, Inc. is a development stage company which intends to provide a broad range of consulting services and products to the healthcare community, consisting primarily of individual physician practices, ancillary providers and other small to mid-size healthcare facilities. The Company is focusing on medical practices and businesses with annual revenues in the $500,000 to $20,000,000 range. The Company believes that this is a highly underserved market, and when these businesses do receive consulting services it is usually in a fragmented, sporadic and inefficient manner.

         The Company's initial product/service offered is assistance to healthcare providers and organizations generally covered under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that deal with administrative simplifications, privacy and security of both electronic and physical (paper) medical records.

         The Company developed a comprehensive system for training non-medical consultants in the implementation of HIPAA regulations. The Company has in the past trained approximately 100 consultants in a trial project and intends to fully deploy its ability to create documentation and systems beyond HIPAA into other areas of healthcare consulting, ranging from medical billing and coding to information technology, once sufficient capital has been secured.

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

         Because of our management team's extensive knowledge of the healthcare industry, our clients' needs, and our management's range of healthcare experience in healthcare operations and workflow, IT and clinical systems, we should be able to work with clients to enable them to leverage their existing systems and processes to accelerate their return on investments. Once fully operational, we believe that our in-depth knowledge of the healthcare industry and the range of services we intend to offer endow us with significant advantages over small competitors in marketing additional services and winning new engagements. We believe that with this plan we will be well positioned to help healthcare providers bridge traditional services in a new environment to create new efficiencies and a better, more responsive healthcare system. Our goal is to be the preferred, if not sole, provider of a broad range of outsourcing and consulting solutions for each of our clients.

Quantum Medical Technologies, Inc. - Technology

         QMT was incorporated in January 2000 by our Chairman to create a new model for managing information in the medical industry. In a pending business process environment branded as Cybernaptic (SM), which connects all the `touch points' of healthcare in one ASP based system, the clients of QMT will be able to choose any combination of support, including: (i) full outsourcing with data center consolidation, (ii) 24/7/365 network monitoring and help desk through our network control center, as well as (iii) facility management, application unification, application outsourcing and interim management of their entire IT operations.

         The healthcare IT environment is increasingly complex and costly as a result of the challenges inherent in deploying new technologies, maintaining or integrating older computer systems and deploying an IT function capable of meeting new objectives designed to improve clinical quality and patient safety, achieve regulatory compliance and ensure secure digital transactions while at the same time improving business operations and the revenue cycle as well as reducing supply costs. With all of these pressures, healthcare organizations must become more efficient and effective. As a result, we believe that the healthcare industry will continue to increase the percentage of its budget devoted to IT solutions.

         Computer-based patient record systems and other technologies in the healthcare delivery process can enable organizations to improve their bottom line. These technologies help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing.

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

         The Company has also begun to develop a new method to track improvement in patient life style with a patent pending process called QuantumQuotient (sm) or Qx(2) (sm) . The Company is exploring validation by a major research university in the U.S.

Renaissance Health Systems, Inc. - Services

         RHS was incorporated in the State of Florida on December 13, 2002. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our senior management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS is creating a new model for healthcare called the Community Health System (CHS) to contract with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with three Florida MCOs

         In the preceding year the Company has negotiated contracts with three HMOs one of which is operational, the remaining two of which are currently in development. It has also assembled a provider relations department that has negotiated with over 600 contracted physicians, ancillary providers and hospitals.

         The Company has, as of January 1, 2006, established operations in three primary Florida Markets.


INDUSTRY BACKGROUND

         Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services, or CMS. The Medicare eligible population is large and growing. During 2004, approximately
41.7 million people, or approximately 14% of the United States population, were enrolled in Medicare according to CMS. The Henry J. Kaiser Family Foundation estimates that the number of Medicare enrollees will increase to 43.1 million in 2006, 46 million by 2010, 61 million by 2020, and 78 million by 2030. The Congressional Budget Office expects Medicare expenditures, without taking into account the new prescription drug benefit, will rise at a compounded annual growth rate of 9.3%, from approximately $297 billion in 2004 to approximately $722 billion in 2014.

         Medicare is offered to eligible beneficiaries on a fee-for-service basis or through a managed care plan that has contracted with CMS pursuant to the Medicare Advantage program. In 2005, nationwide Medicare Advantage penetration, expressed as a percentage of total Medicare eligible beneficiaries who belong to a Medicare Advantage plan, is approximately 13%. Medicare Advantage penetration is anticipated to grow to almost 30% by 2013, according to the Henry J. Kaiser Family Foundation. We believe that the projected favorable Medicare Advantage enrollment trends and the reforms proposed by the MMA will have a positive impact on our Medicare Advantage plans.

Developments in healthcare:

         Current healthcare spending in the United States accounts for 15.5 percent of the nation's gross domestic product, or GDP. The Department of Health and Human Services (HHS) announced that healthcare spending shot up 6.3 percent in 2004, to a total of $1.9 trillion. That represents an average of over $6,280 for each person in the United States. Further HHS projections place healthcare spending at 18.7 percent of GDP, by 2014 for a total amount of $3.6 trillion.

         On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement, and Modernization Act--the most significant
change in healthcare coverage for senior citizens and those with disabilities in nearly forty years. This historic legislation makes available a prescription drug benefit to all 41 million Medicare beneficiaries, helping them afford the cost of their medicines, and offering other significant improvements as well. Medicare Part D, as the program is now known, began enrolling members nationwide January 1, 2006. The program has not met enrollment projections. The Company is not a participant in this program.

         According to the 2005 Federal Budget, Medicare Advantage (formerly Medicare + Choice) growth was projected to increase nearly 100% over the following 4 years. In addition, actual "per member per month" (PMPM) payments to Managed Care Organizations (MCO) were increased by a record 10.6% nationwide. What's more, Medicare spending increased 8.9% to a record high of $309 billion in 2005. In Palm Beach County Florida, where the Company is based, federal funding to Medicare HMOs was increased about 16 percent in 2005. MCOs will receive $734.51 per member per month from the federal government, up from $633.86 per member per month.

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

         With Medicare payments to MCO's rising two percent annually in recent years, many insurance executives decided that they could no longer do business with the program because their Medicare-related costs were rising about 10 percent a year. From 1999 to 2003, health plans dropped more than 2.4 million Medicare beneficiaries. Some pulled out of Medicare entirely, while others curtailed their participation by withdrawing from specific counties. The Federal Centers for Medicare and Medicaid Services predicted publicly that as a result of the increased payments, which took effect March 1, 2004, many private plans would return to the Medicare program.

         About 4.6 million beneficiaries, or 11 percent of the 41 million people enrolled in Medicare, are now in MCO's, which have customarily provided drug benefits and preventive care not available in the original fee-for-service program

         The federal government predicts that the Medicare law enacted in December 2003, to encourage people to enroll in MCO's and similar private plans called Preferred Provider Organizations (PPO's), so that by 2007, 35 percent of beneficiaries will be members of such plans. The Secretary of Health and Human Services, described the increased payments as "an investment in our seniors." As a result of the increase Medicare beneficiaries will have more options and better services. Private plans will be able to use the additional money to enhance benefits, to reduce premiums or co-payments paid by beneficiaries, or, as a way of stabilizing the network of healthcare providers who serve the beneficiaries, to increase payments to doctors and hospitals.

         The new Medicare law not only created a prescription drug benefit but also gave private health plans a larger role in the program. Indeed, how much to pay the private plans was one of the biggest issues in Congressional debate over the bill.

         As enacted, the legislation established a complex new formula for determining such payments, a provision that the government is now applying in arriving at an increase of 10.6 percent. The Congressional Budget Office estimates that the extra payments to private plans under that formula slightly exceeded $500 million in 2004 and will total $14 billion from 2004 to 2013.

         The Centers for Medicare & Medicaid Services announced January 16, 2004 that this significantly increases federal payment rates for Medicare Advantage health plans, aimed at supporting improvements in services and lower costs for Medicare beneficiaries enrolled in private health plans, as well as more options for Medicare coverage.

         The increased payments to Medicare Advantage were included in the bipartisan Medicare Prescription Drug, Improvement and Modernization Act signed into law by President Bush. The increases average 10.6 percent across plans.

The provision requires managed care organizations to use the funds to:

     o Reduce beneficiary premiums or co-pays;
     o Enhance benefits;
     o Stabilize or expand the network of doctors and other healthcare providers available to seniors;
     o Reserve funds to offset either premium increases or reduced benefits in the future.

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

     "We expect that these new rates will help beneficiaries by enabling their plans to deliver better benefits, such as enhanced prescription drug coverage, reduced out-of-pocket costs, and more reliable access to the providers in their communities," said a CMS Administrator. "They will provide equitable payments to private plans to support better service for Medicare beneficiaries. Over the long term, sharing this investment with the private plans can yield important benefits to beneficiaries and taxpayers."

         The same CMS Administrator said, "We are encouraged by the number of plans that continue to expand their reach and bring more choices to millions of beneficiaries, and we expect this trend to accelerate, These health plans are very important for lower-income seniors, minority seniors and disabled individuals who rely on them for their healthcare, to keep costs affordable, and for the valuable benefits that are not available in fee-for-service Medicare."

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

         During a speech February 2004 at the World Healthcare Congress in Washington, U.S. Health and Human Services Secretary Tommy Thompson said that "Four years into the 21st century, the healthcare industry still depends on pencils, papers, manila folders, and memo sheets as primary tools for getting its work done" he further said "the nation's healthcare delivery system needs to more widely incorporate business practices used in other industries, especially information technology."

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

         The adoption of those and other technologies in healthcare "could save [the U.S.] $100 billion" a year, through reduced deaths and disabilities. Because the government's Medicare program makes the federal government "the country's largest insurance company, the feds are taking a lead role in trying to make it easier for more health-care providers to adopt these technologies. The ability to share patient information electronically can help doctors and other providers to make better-informed decisions and spot potential mistakes before they happen. However, without data and other technical standards, the sharing of patient information electronically among health providers is often difficult or impossible. Over the last year or so, Health and Human Services has adopted five key standards related to formats and transmission of patient data, so that electronic medical records can be more easily shared among caregivers. That includes adopting SnoMed as the federal government's standard lexicon for medical diagnosis and treatments. The government is also offering the healthcare industry use of SnoMed free of licensing fees."


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

Consulting and Outsourcing

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

     In 2005, the healthcare consulting industry was highly fragmented and consisted primarily of:

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

     The Company believes that, increasingly, the competitive advantage in healthcare consulting will be gained by those firms which:

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

            The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payers and providers. MCOs and other payers must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. Healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. We will continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our Health System which should make us a provider of choice to managed care organizations.

         We pay physicians a capitated fee for providing the services and assume a portion of the financial risk for the physician's performance related to our members. In addition to providing certain administrative services to the physicians, we also provide utilization assistance.

Renaissance Health Services and the Community Health System (CHS)

         Management views the U.S. healthcare systems as broken. Though a 1.9 trillion dollar business, the fragmented industry is materially ineffective in providing cost effective and quality healthcare. Over the last 15 years there have been many experiments on how to make the treatment of patients more effective, faster and with a sensitivity to cost and outcomes.

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

         The listed table below identifies Florida counties where the Company intends to focus its business.. The table identifies each county by name, total population, HMO enrollment and contains other relevant data, intended to demonstrate financial opportunity. There is no statement made as to the probability of entering more than one county or having a material penetration of the Medicare lives in those counties. The information was gathered exclusively from Federal and State of Florida websites, and should only be used as representative of opportunity for the Company and its subsidiaries.

------------------------------------------------------------------------------------------------------------------
                                                                                                          MEDICARE
                                                                                                         ADVANTAGE
                                                                                                          MONTHLY
                                                                                   PER                   CAPITATION
                                                                        % OF      CAPITA     % OF      RATES (PART A &
      COUNTY             TOTAL            TOTAL       TOTAL HMO       MEDICARE    INCOME     GROWTH     PART B TOTAL)
                       POPULATION       MEDICARE      EMROLLMENT     PENETRATION   (2002)     1990         PMPM
------------------------------------------------------------------------------------------------------------------
DADE                     2,341,176       317,289        150,780         47.50%    $26,780    20.90%       $986.14
------------------------------------------------------------------------------------------------------------------
BROWARD                  1,731,347       253,695        103,486         40.80%    $31,785    37.90%       $917.04
------------------------------------------------------------------------------------------------------------------
PALM BEACH               1,216,282       269,119         64,615         24.01%    $44,120    40.90%       $863.22
------------------------------------------------------------------------------------------------------------------
MARTIN                     135,122        36,585          2,625          7.20%    $44,370    33.90%       $731.63
------------------------------------------------------------------------------------------------------------------
ST. LUCIE                  213,447        46,575          4,115          8.80%    $23,458    42.10%       $836.79
------------------------------------------------------------------------------------------------------------------
OKEECHOBEE                  37,481         6,049            642         10.60%    $18,818    26.50%       $971.67
------------------------------------------------------------------------------------------------------------------
INDIAN RIVER               120,463        33,520          2,524          7.50%    $39,830    33.50%       $714.80
------------------------------------------------------------------------------------------------------------------
VOLUSIA                    468,663        99,753         32,517         32.60%    $24,747    26.40%       $654.22
------------------------------------------------------------------------------------------------------------------
FLAGLER                     62,206        16,680          4,472         26.80%    $24,041   116.70%       $654.22
------------------------------------------------------------------------------------------------------------------
BREVARD                    505,711       101,176         16,577         16.40%    $27,762    26.80%       $728.24
------------------------------------------------------------------------------------------------------------------
ST. JOHN                   142,869        21,601             22          0.10%    $37,191    70.40%       $711.08
------------------------------------------------------------------------------------------------------------------


Strategy Overview -RHS Services

         Management expertise will allow the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the CHSs. Under such arrangements MCOs receive premiums from the Center for Medicare Services (CMS), a division of the Department of Health and Human Services, and commercial groups and pass a significant percentage of the premium on to a third party such as RHS, to provide covered benefits to patients including pharmacy and other enhanced services.

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

         Our RHS business model is unique and based on educating, motivating and assembling physicians in groups that are prepared to assume managed care risk. We envision expanding our Community Health System of Physicians to provide our members healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. Beyond that, our model is based on a direct, proactive, involved participation with our real client, the physicians, for the benefit of the patients of our CHS program.

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

         Under our model, the physicians maintain their complete independence but are aligned with our professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehabilitation. In the future, we may seek to acquire, develop or partner with a number of our providers in Company owned medical centers of excellence that will serve as our model facilities.

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

         We intend to use the Internet extensively to help process referral claims between our Community Health System's primary care physicians and specialists and to communicate with patients. This process helps reduce paperwork in the physician's office as well as provide a more efficient method for the patients in our Community Health System. Our utilization management team will communicate with the physicians on a daily basis to provide overall management of the patient.

MCO Arrangements

Executed Agreements
            The Company has executed three contracts with Florida Managed Care Organizations (MCO), one of which is currently active, the remaining two of which are currently in development. The terms of the active contract detail that RHS will be responsible for arranging a Provider Health System in three Florida counties. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place $100,000 in a segregated bank account to start and increase this amount by 3% of the revenues generated by the agreement up to a total $1,000,000. The Company anticipates that if properly funded, this agreement will be generating $20,000,000 in revenues by December 31, 2006.

Future Agreements

         The Company further intends to have a substantial amount of its revenues derived from agreements with MCOs that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of premiums (POP) collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. The fees are determined on a per capita basis paid monthly by managed care organizations. MCO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians, and acquire and increase enrollment in MCOs currently contracting with the Company through its Physician Practices and Ancillary Services, or from agreements with new MCOs. The Company intends to enter into additional MCO agreements, which generally will be for one-year terms, and subject to annual negotiation of rates, covered benefits and other terms and conditions. MCO agreements are often negotiated and executed in arrears.

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


OPPORTUNITY

         We believe that the current environment in the healthcare industry is consistent with the Company's business plan. As physicians try to reverse what has been declining net revenues adjusted for inflation over the last 15 years, they will seek to outsource non-core competencies such as the services the Company intends to provide. We believe we can offer those services at a lower cost and with better results than the physician can achieve on the physician's own. This trend, if it continues, will benefit the Company's Consulting-Outsourcing operations. We also believe that with the projected growth in Medicare Advantage, as described above, MCOs will be even more likely to contract with third-party organizations such as our RHS to bring them, and then manage, Medicare Advantage members. If this trend materializes as expected, it would materially benefit RHS. Lastly, as with both trends discussed above, we believe that with the proper and smart use of technology and new systems, the industry and both of the Company's operations in Outsourcing-Consulting and Services will benefit from the use of the technology QMT is anticipated to bring to the Company. In addition, QMT services as those of RHS and QTUM, can and will stand on their own.

COMPETITION

         The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company will compete with numerous national, regional and local companies in providing services, products and technology. Excluding individual physicians and small medical groups, the Company's competitors are larger and better capitalized and may have longer established relationships with buyers of such services.

EMPLOYEES

         As of January 31, 2006, the Company has 22 full-time employees employed at the Company's executive offices. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be excellent.

RECENT CORPORATE EVENTS

         During the summer of 2004, the Company leased a new facility to house its corporate office. The 3,830 square foot facility was remodeled at a cost of $25,000. The new facility is capable of providing work space for 24 full time on site employees. It is anticipated that the Company will need to seek larger and / or additional facilities before the end of 2006. We also anticipate opening small remote offices to support field operations in Seminole County in 2006.

                             GOVERNMENT REGULATION

         As a player in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company has structured its operations to be in material compliance with applicable laws. There can be no assurance that a review of the Company's or the affiliated physician's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

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

         The federal Health Insurance Portability and Accountability Act (HIPAA) expands the government's resources to combat healthcare fraud, creates several new criminal healthcare offenses and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the Anti-Kickback Statute, in an effort to bring clarity and relief to the uncertainty of the Anti-Kickback Statute. Due to the newness of the legislation, it is impossible to predict the impact of the new law on the Company's operations.

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

     o    Dilution and Exposure Relating to Recent Shareholder Vote

         The Company issued shares of common stock to acquire the remaining 80% of Renaissance Health Systems and Quantum Medical Technologies from the majority shareholder of those companies. The majority shareholder had granted 7,175,000 options at $.001 to purchase shares held by Mr. Guilllama. The shareholders of RHS and QMT are beneficial shareholders of the Company, including all executive officers and directors. Therefore, this is clearly not an arms-length transaction; however, management feels it is in the best interest of the Company's current and future shareholders by widely expanding the business strategy, acquiring letters of intents in place and by eliminating distractions from management. As a result of this action and the approval by the board of directors, the Company could face scrutiny by regulators, SEC and IRS; and further could face complaints and/or lawsuit from dissident minority shareholders. In potential offset, the Chairman has proposed to the Board that he will allow restrictions on the shares he would receive in this consolidation to serve as collateral for any successful claims made on anyone as it specifically relates to this transaction. The Company does not have any reason to believe that anyone would object, however if someone objects and successfully wins in a claim against the Company, the Company may not have the resources to defend or prevail is such actions.

     o   Need for Substantial Additional Financing and Going Concern

         From inception to date, the Company has relied upon the sale of common stockin order maintain its operations. There can be no assurance that the Company will be able to obtain additional financing if, and when, it is needed on terms the Company deems acceptable. The inability of the Company to obtain sufficient additional financing would have a material adverse effect on the Company's ability to implement its business, and as a result, could require the Company to diminish or suspend activities.

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

         Our Failure to Estimate IBNR Claims Accurately Will Affect Our Reported Financial Results. Our medical care costs include estimates of our IBNR claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and in consultation with our MCO Partners, other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations will be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.

       Competition in Our Industry May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations. We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and are comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., Metcare Healthplan, America's Health Choice, Vista Health Plans, Wellcare Healthplans and others. Our failure to maintain or attract members to our MCO Partners could adversely affect our results of operations. We believe changes resulting from the MMA may bring additional competitors into our Medical Advantage service areas. In addition, we face competition from other managed care companies that often have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs. Such competition may negatively impact our enrollment, financial forecasts, and profitability.

       Our Inability to Maintain The Medicare Advantage Members, or our MCO Partners, or Increase Our Membership Could Adversely Affect Our Results of Operations. A reduction in the number of members in our Affiliated Medicare Advantage plans, or the failure to increase our membership, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract and retain, members include:

     o negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

     o negative publicity and news coverage relating to us or the managed healthcare industry generally;

     o    litigation or threats of litigation against us;

     o    disenrollment as a result of members choosing a stand-alone PDP; and

     o our inability to market to and re-enroll members who enlist with our competitors because of the new annual enrollment and lock-in provisions under the MMA.

     A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability. Our operations and future profitability are dependent, in part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our members, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers may have significant market positions. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of membership or higher healthcare costs.

     Negative Publicity Regarding the Managed Healthcare Industry Generally or Us in Particular Could Adversely Affect Our Results of Operations or Business. Negative publicity regarding the managed healthcare industry generally, any of our MCO Partners, or us in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:

     o    requiring us to change our products and services;

     o    increasing the regulatory burdens under which we operate;

     o    adversely affecting our ability to market our products or services; or

     o    adversely affecting our ability to attract and retain members.

     Violation of the Laws and Regulations Applicable to Us Could Expose Us to Liability, Reduce Our Revenue and Profitability, or Otherwise Adversely Affect Our Operations and Operating Results. The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We expect to be subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. An adverse review, audit, or investigation could result in any of the following:

     o    cancellation of any or all of our MCO contracts;

     o    loss of our right to participate in the Medicare Advantage program;

     o forfeiture or recoupment of amounts we have been paid pursuant to our contracts or performance bonds;

     o imposition of significant civil or criminal penalties, fines, or other sanctions on us and our key employees;

     o    damage to our reputation in existing and potential markets;

     o    increased restrictions on marketing our products and services; and

     o inability to obtain approval for future products and services, geographic expansions, or acquisitions.

         Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses. From time to time, we may be party to various litigation matters, some of which could seek monetary damages. Managed care organizations and their assets may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Of the states in which we anticipate future operations, only Texas has enacted legislation relating to health plan liability for negligent treatment decisions and benefits coverage determinations. In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. A material percentage of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase.

         The Inability or Failure to Properly Maintain Effective and Secure Management Information Systems, Successfully Update or Expand Processing Capability, or Develop New Capabilities to Meet Our Business Needs Could Result in Operational Disruptions and Other Adverse Consequences. Our business will depend significantly on effective and secure information systems. The information gathered and processed by our management information systems will, once completed assist us in, among other things, marketing and sales tracking, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems could, in the future, support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

         If We Are Unable to Implement Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Price of Our Common Stock. We are required to implement financial, internal, and management control systems to meet our obligations as a public company, including obligations imposed by the Sarbanes-Oxley Act of 2002. However, with limited resources our ability to complete this task may be limited. These areas include corporate governance, corporate control, internal audit, and compliance requirements.


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

     o    Exposure to Professional Liability; Liability Insurance

         In recent years physicians, hospitals and other providers in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. Once funding is secured, the Company expects to secure professional liability insurance coverage, on a claim made basis, in amounts that exceed the requirements as mandated by the State of Florida, but which may not be adequate to protect the Company's assets.

     o    Competition

         The healthcare industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which healthcare providers are selected and compensated. Companies in other healthcare industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. Our principal competitors include Metropolitan Health Networks, Inc. (a company that our CEO and CFO jointly co-founded), Continucare, Primary Care Specialists, First Consulting Group, Accuro Healthcare Solutions, Inc., WebMD, and Z Consulting. Our strength, in comparison with our competitors, is our knowledge, understanding, and experience in managed care risks, information technology and systems development.

     o The healthcare industry is highly regulated and failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations.

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



     o    Control by Management and Present Shareholders of the Company

         As of October 31, 2005, Mr. Guillama and his family control approximately 41.0%, of the Company's issued and outstanding Common Stock. The Officers and Directors of the Company collectively control 51.9% of the common shares of the Corporation. This effectively gives Mr. Guillama material control of the Company including the ability to change the entire Board of Directors.

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

     o    Capital Needs May Have Dilutive Effect

         The Company will need to raise additional capital through the issuance of long-term or short-term indebtedness, a bank line of credit and / or recoverable factoring facility and / or the issuance of additional equity securities including sale of common or preferred stock in private or public transactions at such times as management deems appropriate and the market allows. Any of such financings can result in dilution of existing equity positions, increased interest and amortization expense, or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions, or for the integration and expansion of existing networks, can be obtained.

     o    Shares Eligible for Future Sale

         At October 31, 2005, the Company had 22,705,311 outstanding shares of common stock of which 22,032,423 are "restricted securities" and in the future may be sold upon compliance with Rule 144 adopted under the Securities Act. Rule 144 provides that a person holding "restricted securities" for a period of two years may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

         Additionally, the Company's Articles of Incorporation, Bylaws and Nevada corporate law, where the Company is incorporated, authorize the Company to indemnify its directors, officers, employees and agents and limit the personal liability of corporate directors for monetary damages, except in certain instances.

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

         Due to the substantial number of shares that will be eligible for sale in the future, the market price of our common stock could fall as a result of sales of a large number of shares of common stock in the market, or the price could remain lower because of the perception that such sales may occur.

         These factors could also make it more difficult for us to raise funds through future offerings of our common stock. As of January 31, 2006, there were 22,803,511 shares of our common stock outstanding. o Our business will suffer if we fail to successfully integrate any potential acquisition or technologies in the future.

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

     o    Limited release of information

         Due to the highly competitive nature of the healthcare industry in Florida, the Company has taken a position that disclosing certain information like the names of HMOs (under LOI or contract), counties of service, detailed terms of contracts with these HMOs and/or strategic partnerships may be used by our competitors to our determent, therefore the Company intends to be as cautious as possible in press releases and public filings so as not to divulge confidential and strategic corporate information, as such it will be hard to fully access the risk of the company's future development.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices are located at 3460 Fairlane Farms Road, Suite 4, Wellington, Florida where the Company occupies approximately 3,830 square feet at a current monthly rent of $5,068 pursuant to leases expiring July 14, 2007
         .
The Company's property is not leased from an affiliate.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CAPITALIZATION OF COMPANY

         Post re-organization, the Company has 200,000,000 shares authorized; of which, 170,000,000 are common shares with a par value of $0.001; and 30,000,000 are undesignated preferred shares with a par value of $0.001. As of January 31, 2006 there are 22,803,511 outstanding common shares and no preferred shares.

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

         The Company currently believes it has approximately 750 beneficial shareholders of record.


PREFERRED STOCK

         We are authorized to issue 30,000,000 shares of Preferred Stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. In August 2004, the Company issued 200,000 special Series A-1 preferred to Noel J. Guillama the majority shareholder of the Company as part of the transaction to acquire Quantum Medical Technologies, Inc., and Renaissance Health Systems, Inc. Each share was convertible into 30 shares of common stock after four years at the option of holder. As part of continued financing and without consideration Mr. Guillama agreed to cancel and return to the company his entire holding of series A-1 Preferred Shares.

(a)      Market Information

         As of the fiscal year ended October 31, 2005, our Common Stock was quoted on the Over-The-Counter Bulletin Board Trading System ("OTCBB") under the symbol "QTUM". Until February 6, 2004, our Common Stock trade under the symbol TPII.

         The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by the Company.

         Quarter                              High                 Low
         -------                             ------              ------
Fiscal Year Ended October 31, 2004
1st Quarter   2004                           $ 1.30              $ 0.60
2nd Quarter  2004                            $ 1.00              $ 0.04
3rd Quarter  2004                            $ 1.50              $ 0.55
4th Quarter  2004                            $ 1.05              $ 0.75

Fiscal Year Ended October 31, 2005
1st Quarter   2005                           $ 1.01              $ 0.47
2nd Quarter  2005                            $ 0.60              $ 0.30
3rd Quarter  2005                            $ 0.70              $ 0.50
4th Quarter  2005                            $ 1.01              $ 0.70


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

(b)      Holders

         The Company believes that there were approximately 750 beneficial shareholders of record of our Common Stock as of October 31, 2005.


(c)      Dividends

         The Company has not paid any dividends on its Common Stock nor does the Company anticipate paying any dividends in the foreseeable future. All earnings, if any, will be reinvested in the Company.

(d)      Recent sale of Unregistered Securities:

         The following information is furnished with regard to all securities sold by us since inception that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D, Rule 506 of the Securities Act of 1933 ("1933 Act"). None of the foregoing transactions involved a distribution or public offering.

           During the period July through December 2004, the Company sold 1,378,905 shares of common stock to foreign investors for an average sale price of $0.275 per share under an agreement the Company signed with an investment group. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The Company realized net proceeds, after commissions, of approximately $330,000 and issued 199,170 warrants to purchase Common Stock at a price of $.275 per share expiring January 4, 2010 as additional commission. Shares were issued to 152 investors.

            On December 16, 2004, the Company sold 370,370 shares of Common Stock for a price of $0.27 per share and realized net proceeds of $87,000. The Company also issued 37,037 warrants at an exercise price of $0.27 per share to the placement company. These shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

            During the period December 2004 through June 2005, the Company sold 1,750,000 shares of Common Stock for a price of $0.40 per share under an agreement signed with a placement company. The Company realized net proceeds of $609,000 and issued 175,000 warrants with an exercise price of $0.40 per share as commission to the placement company. These shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

         During the period July through October 2005, the Company sold 1,272,600 shares of Common Stock for a price of $0.50 per share and realized net proceeds of $553,581, and issued 63,630 warrants exercisable at $0.50 per share as commission to the placement company.

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

GOING CONCERN

              The Company is a development stage company that over the last three years has expensed material sums in creating procedures, manuals and systems to assist the medical community in the implementation of medical regulations. Though the Company has materially finished developing its training programs, additional updates and deployment will be required. The Company has completed creating three Community Health Systems (medical delivery network) Volusia, Dade and Broward Counties in Florida and has been negotiating additional MCO contracts as well as creating three websites for medical societies.

         As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and negative cash flows from its development and organization activities and has negative working capital and shareholders' deficit. Under normal conditions, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

MANAGEMENT'S PERSPECTIVE AND DEVELOPMENT PLAN FOR THE FISCAL YEAR ENDING OCTOBER 31, 2005

         The Company is a development stage company and has nominal current revenues. The Company has raised a net total of approximately $2,159,900 through Janaury 31, 2006 including approximately $181,400 from loans and stock purchases from our Chairman and net proceeds of approximately $1,978,500 from convertible loans and the sale of stock to others. As of February 1, 2006 management's efforts have been primarily in market research, creating a business model, investigating best practices, business development, negotiations of various contracts and due diligence on potential acquisitions/joint ventures and licensing agreements. It has developed HIPAA compliance manuals and a training material. The Company has created an interactive educational compact disk in conjunction with a public university in Florida. The Company has recently completed developing its first three CHS's. It has secured three medical associations to provide web services and is in negotiations with several others. The Company has acquired a Health Information Platform currently undergoing upgrades.

         In the preceding year the Company negotiated contracts with three HMOs, one of which is operational. It has also assembled a provider relations department that has negotiated with over 600 contracted physicians, ancillary providers and hospitals.

         The Company has, as of January 1, 2006, established operations in three key Florida markets.

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


QUANTUM MEDICAL TECHNOLOGIES, INC. - TECHNOLOGY

         QMT expects in the coming year to continue to work on developing and enhancing its current patent pending business processes. The first is branded as Cybernaptic (sm), connecting all the `touch points' of healthcare in one ASP based system. The clients of QMT will be able to choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through a to-be-developed network control center, as well as facility management, application unification, application outsourcing and interim management of their entire IT operations for healthcare facilities. The Company has also begun to develop a new method to track patient's improvement in their healthcare/lifestyle in a patent pending process called QuantumQuotient (sm) or Qx(2) (sm) . The Company is exploring validation by a major research university in the U.S. If the current expectations are met, this product could have a material effect on behavior and controlling medical cost. In addition the Company is also exploring developing a web-based marketplace for diagnostic services that is in a patent pending business process.

         The Company has executed agreements with medical associations that show great promise, in the development and operation of a complete website and secure information between member and other members and their patients. The first three medical societies collectively have over 2000 active physician members. We seek to develop these relationships and produce revenues by the end of 2006.

         The Company is currently in discussion with companies that have foreign healthcare technology with application in the U.S. and with U.S. companies that have technology that is used in other industries with healthcare applications. The Company expects that a portion of any money secured by the Company will go towards development of these technologies or relationships. These products include the secure transfer of medical records over the Internet, secure verifiable clearing of medical transactions, HIPAA compliant email and instant messaging, all to be included in a QuantumSuites (SM) packaging. We expect with the development of this QuantumSuite (SM) of products we will begin to receive revenues by the end of 2006.

QMEDSELECT SM

         In December 2004, the Company purchased an Application Service Provider Platform (ASP) from a Florida based Limited Liability Corporation. This product has been previously certified in a Microsoft based platform In conjunction with this acquisition, the Company has been accepted into the Microsoft ISV program and anticipates Microsoft partner recognition during 2006. The Company anticipates that it will need $500,000 over the balance of the year to complete redevelopment of the platform and begin beta testing. The Company anticipates revenues from this product late in 2006.

RENAISSANCE HEALTH SYSTEMS, INC. - SERVICES

         RHS's model shows great promise in the short term for revenues and profitability of the Company. Therefore management allocated a greater portion of all moneys raised thus far in the Company's Plan to its development. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS expects to create a new model for healthcare called a Community Health System (CHS).

         Our RHS business model is unique and based on educating, motivating and assembling physicians in groups that are prepared to assume some managed care risk with professionals by their side. We envision expanding our Health System of physicians to provide our patients healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. Our model is based on a direct, proactive, involved participation with our real clients physician or the benefit of patients in our CHS model.

         Under our MCO agreement(s), RHS, through affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, we intend to limit our exposure by obtaining reinsurance/stop-loss coverage. We also intend to capitate high volume specialties, fixing our cost on a per-member-per-month (PMPM) basis. Low volume providers will remain at a discounted fee-for-service basis.

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

         We intend to use the Internet extensively, with available and to-be-developed applications, to help process referral claims between the Community Health System's primary care physicians and specialists and to communicate with patients. This process should help to reduce paperwork in the physician's office as well as provide a more efficient method for the patients in our Community Health System. Once developed, our utilization management team will communicate with the physicians on a daily basis to provide overall management of the patient.

         The Company has executed three contracts with Florida Managed Care Organizations (MCOs), one of which is currently active. The terms of the contract detail that RHS will be responsible for arranging a Provider Health System in the three key Florida markets. The agreement calls for RHS to receive a percentage of premiums received by the MCO. Relating to this agreement, the Company is required to place $100,000 in a segregated bank account to start and increase this amount by 3% of the revenues generated by the agreement up to a total $1,000,000. The Company anticipates that if properly funded, this agreement will be generating $20,000,000 in revenues by December 31, 2006.

Use of Capital

         The Company will need approximately $10 million to implement its business plan over the next 24 months. The Company will attempt to raise the required capital through the issuance of a Private Placement Memorandum and/or a secondary public offering.

         The first $2,000,000 in new capital will go towards the development and completion of our fourth, fifth, sixth and seventh CHSs in key Florida markets, with approximately $1,000,000 going towards continued development of technology solutions. We expect to hire an additional 10 people to develop these networks on the ground and to create systems and protocols to provide for cost effective medical management. As the Company's CHS business develops, the Company expects that it will have to increase the amount of reserves up to $500,000 over the following 12-18 months for a total of $1,000,000.

         The Company expects to spend $4,000,000 to acquire multiple billing and collection companies and further assumes certain obligations associated with those acquisitions. With these acquisitions, we expect to hire/acquire a minimum of 50 employees. In addition, we are likely to invest additional funds to update computers, technology and systems. We believe that identifying qualified candidates to staff these positions will not present a problem.

         We expect to continue to expend resources in developing Cybernaptic
(SM) and the Quantum Quotient (SM) solutions and utilize RHS for the trial, testing and deployment of these solutions. It is anticipated that this will cost from $300,000 to $500,000 in this initial phase, and will require the entire fiscal 2006 to complete. Revenues are not expected until fiscal year end 2007.

         The balance of the funds needed will be used for working capital, legal, accounting, marketing and development of new markets within the state of Florida. If the additional capital is available, and the assumptions, contracts and relationship materialize as projected, the Company would expect to have nearly 100 employees by October 31, 2006, generating run-rate revenues of $25 million per-year.

RESULTS OF OPERATIONS


Years ended October 31, 2005 and 2006


         The net expenses for the year ended October 31, 2005 were $1,853,620 compared to $1,119,986 for the year ended October 31, 2004. The increase of $733,633 was primarily due to an increase of $631,132 in personnel related costs which include increases in salaries and personnel related costs, including stock compensation were $1,238,415, representing 66.8% of the total net expense for the year ended October 31, 2005 as compared to $639,724, representing 57.1% of the total net expenses for the year ended October 31, 2004 compensation.


LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage company and has only begun to generate nominal revenues during the prior year; therefore all our capital requirements will have to be raised through equity or debt financing. We will need approximately $10 million over the next 24 months to implement the Company's business plan.

         As of October 31, 2005, we had cash of $74,771 and total assets of $733,444 as compared to $35,468 and $125,175 at October 31, 2004, respectively. We had current liabilities of $1,330,899 and $994,604 at October 31, 2005 and 2004, respectively.

         At October 31, 2005 the Company had a working capital deficit of $1,126,671 as compared to a working capital deficit of $958,836 at October 31, 2004. The Company's net expenses representing net loss for the year ended October 31, 2005 was $1,853,620 as compared to $1,119,986 for the year ended October 31, 2004. The increase of $733,634 was primarily due to the increase in costs due to the increase in staffing.

         The Company realized net proceeds from the sale of common stock in the amount of $1,299,533 during the year ended October 31, 2005. Cash used in operations was $1,045,324 and the Company used $151,403 for the acquisition of assets and another $60,437 in the repayment of notes payable and accrued interest. Without a significant infusion of capital or revenues from proposed operations, it is unlikely that we will be able to sustain operations or implement our business plan.

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

Corporate Governance- Board of Directors

Election of Officers

            Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The Company's bylaws provide for not less than one (1) director. Currently there are seven (7) directors in the Company; Michael Rosenbaum and Peter Nauert were elected to the Board of Directors after our fiscal year end during an annual Board Meeting held February 9, 2006 and as such have only begun to exercise their official duties. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The bylaws also allow for removal of a director for cause as determined by the majority of the Board of Directors. The Board of Directors elects officers and their terms of office are, except to the extent governed by future employment contracts, at the discretion of the Board. Mr. Noel J. Guillama and Mrs. Susan D. Guillama are married. Other than as previously indicated above, there are no family relations among any officers or directors of the Company.

         The Company has four committees: Audit, Executive, Compensation, and an Option Committee.

     o The Audit Committee selects the independent auditors, reviews the results and scope of the audit and other services provided by independent auditors. It reviews and evaluates internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The Board of Directors has elected Mr. Haggerty as the sole member of the Audit Committee and as its "financial expert"; as such term is defined under federal securities law. At the Board meeting February 9, 2006, Mr. Rosenbaum was elected to serve with Mr. Haggerty on the Audit Committee.

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

     o The Compensation Committee consists of Ms. Guillama and Mr. Haggerty. The Compensation Committee makes recommendations to the Board of Directors concerning compensation for executive officers, employees and consultants of the Company. All actions of the Compensation Committee require a unanimous vote. At the Board meeting February 9, 2006, the Board elected to combine the Compensation Committee with the Option Committee and elected Mr. Nauert to serve with Ms. Guillama and Mr. Haggerty.

     o The Option Committee consists of Ms. Guillama and Mr. Baker. The Option Committee makes recommendations to the Board of Directors concerning the Company's Stock Option Plan and administers it accordingly. All actions of the Option Committee require a unanimous vote. At the Board meeting February 9, 2006, the Board elected to combine the Compensation Committee with the Option Committee.


CODE OF CONDUCT

         The Company has adopted three Codes of Conduct that collectively covers all officers, directors, employees, consultants and independent contractors of the Company. One Code of Conduct is for employees in general and second Code of Ethics is for all consulting and / or contracted positions, and the third addresses senior officers, board members and accounting personnel of the Company. The first and second Codes of Conduct set Company policy on inside information, conflicts of interest, trading of inside information, management and accounting ethics and compliance with all local, state, and federal laws. The third one has special consideration for the handling of Corporate financials and disclosure information. The Codes of Conduct may be reviewed at the Company's website www.qtum.com. The Code of Ethics for Principal Executives has been previously filed with the Form 10KSB for the fiscal year ending October 31, 2004.

         The Company has also adopted a Non-Disclosure Non-Solicitation Agreement that all employees, officers and Board members must sign specifically acknowledging disclosure of confidential information and solicitation of employees.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The following table sets forth the names, ages, and positions with for each of the directors and officers.

NAME                      AGE      POSITIONS(1)                           SINCE

Noel J. Guillama          46      Chairman, President,
                                  and Director                            2003

Donald B. Cohen           52      Vice President, Chief Financial
                                  Officer and Director                    2003


Susan D. Guillama         45      Vice President, Secretary, Chief
                                  Administrative Officer and Director     2003


James D. Baker            62      Director                                2003

Mark Haggerty             57      Director                                2003

Michael Rosenbaum (1)     68      Director                                2006

Peter Nauert (1)          62      Director                                2006

------------
(1) Messrs Rosenbaum and Nauert joined the Board of Directors of the Company subsequent to the fiscal year end and accordingly were not asked to sign this filing on Form 10-KSB

         All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board.


NOEL J. GUILLAMA, CHAIRMAN, PRESIDENT, AND DIRECTOR

         Noel J. Guillama, born in Havana, Cuba, and a resident of Palm Beach County for over 30 years, is a nationally recognized expert in healthcare management and operations. Mr. Guillama has participated in a number of public companies as merchant banker, principal shareholder, founder or strategic advisor; primarily in healthcare, construction, real estate and technology. Since 2003, Mr. Guillama has been Chairman and President of The Quantum Group, Inc., Mr. Guillama was Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. of West Palm Beach, Florida, (AMEX:MDF) from its inception in January 16, 1996 to February 1, 2000. Metropolitan, at the time of Mr. Guillama's departure, had expanded from inception to 240 employees, experienced 400% annualized compounded growth, and reported revenues of $119 million with $5 million profit in fiscal 2000. Metropolitan continues to provide comprehensive care to over 40,000 patients on a monthly basis and is one of the largest healthcare providers in Florida. Prior to1996, Mr. Guillama was Vice President of Development for MedPartners, Inc. (NYSE:DRX), a Birmingham, Alabama-based physician practice management company with revenues of over $5 billion at the time of his departure. Prior to MedPartners, he served as Director and Vice President of Operations for Quality Care Networks, Inc.; a South Florida based comprehensive group practice with 36 physicians and 7 offices. Mr. Guillama remains his position as Chairman of Tektonica to this date. Mr. Guillama is a member of both the American College of Health Care

Executives and the Medical Group Management Association. Mr. Guillama continues to hold active licensure as a Building Contractor, Real Estate Broker, Mortgage Broker and Insurance Broker in the State of Florida. An active proponent of education, Mr. Guillama serves as a director of the Florida International University Foundation and as a director of the Palm Beach County Community College Foundation. He also serves on the Board of Directors for Junior Achievement of the Palm Beaches and the Education Advisory Committee of the Village of Wellington. At FIU, Mr. Guillama also serves as the Chairman of the FIU Academic Committee and is a member of the Audit Committee for the Board. A community advocate, Mr. Guillama is also a member of the Palm Beach Chamber of Commerce, Palms West Chamber of Commerce, Hispanic Chamber of Commerce of Palm Beach County, the Wellington Chamber of Commerce and Wellington Rotary Club. Mr. Guillama is also a Trustee of Palms West Hospital in Loxahatchee, Florida. Mr. Guillama is a Co-Founder and was the first President of the Lake Worth Community Development Corporation.
 Still an active organization today, The Lake Worth Community Development Corporation is a 501(c)(3) local non-profit community organization dedicated to improving the quality of life in the City of Lake Worth, Florida through revitalization and homebuyer assistance. During Mr. Guillama's tenure, the group helped in the design and redevelopment of downtown Lake Worth. On a more national level, Mr. Guillama lends his experience in healthcare and in growing a small business as a member of the United States Chamber of Commerce Small Business Council which represents the issues affecting small businesses throughout the country. Mr. Guillama is the beneficiary of numerous awards of distinction, some of which are from the Lion's Club, Leukemia Society of America and American Diabetes Association. Mr. Guillama is a graduate of Massachusetts Institute of Technology's (MIT) Birthing of Giants Entrepreneurial Leadership Program (1997 - 1999).


DONALD B. COHEN, VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. Cohen is a co-founder of Quantum. Prior to joining Quantum, he served as Chief Financial Officer of I-Titan Communications Network, Inc. a technology design and manufacturer from April 2001 through January 2002. He also served as Chief Financial Officer and Director of Metropolitan Health Networks, Inc. (AMEX:MDF) from April 1996 to April 1999. While at Metropolitan, Mr. Cohen was directly responsible for all accounting reporting and SEC disclosures and was instrumental in designing, installing and operations of the company's extensive management information and billing and collections system connecting numerous sites into a state-of-the-art leading edge financial system. He additionally served as a consultant for the Company through January 2000. Prior to this, Mr. Cohen was Vice President and CFO of ProSports Video Response, Inc., from 1989 to 1992, Vice President and CFO of BDS, Inc., from 1987 to 1989, and Director of Finance of Tel-Plus Communication of Southern California from 1984 to 1986. From 1993 to 1995, Mr. Cohen worked for Ocwen Financial Corporation designing and implementing a loan accounting system. Mr. Cohen has extensive experience in information systems and start-up ventures. Mr. Cohen received a Bachelor of Science degree from California State University, Northridge, and was certified as a CPA in the State of California.


SUSAN D. GUILLAMA, VICE PRESIDENT, SECRETARY, CHIEF ADMINISTRATIVE OFFICER AND DIRECTOR

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

MARK HAGGERTY, JD, OUTSIDE DIRECTOR

         Mr. Haggerty is a graduate of the University of Minnesota Law School and was in private practice as an employee, shareholder, director and youngest vice president of the Minneapolis law firm of Smith, Juster, Feikema, Haskvitz and Malmon from 1971 through 1985. During the early 70's he was a contract prosecutor and then specialized in corporate, securities and medical law. From 1985 through 1987 he acted as senior vice president and counsel to the 350-person securities firm of Miller & Schroeder Financial, Inc. of Minneapolis. From 1976 through 1987 Mr. Haggerty structured and closed over one billion dollars in financings for numerous projects including medical clinics and nursing homes through out the United States. From 1987 through 1993 Mr. Haggerty became President of Haggerty & Associates, Inc. and consulted for private companies and the US Agency for International Development in the US, Europe and Africa. From 1993 to 2003 he was President of Voice & Wireless Corporation, a fully SEC reporting public company. From 2003 to present he has acted as in-house legal counsel to a SEC licensed investment advisory corporation. Mr. Haggerty was a guarantor for two corporations which went insolvent which then caused him to file bankruptcy in October, 2005. In 1996, Mr. Haggerty was a co-founder of Metropolitan Health Networks, Inc. and acted as Chairman of its advisory board. Mr. Haggerty is an elected county official having recently been elected to his third term as Hennepin County Parks Commissioner and serves as its Vice-Chairperson. He is a past president of the Minneapolis Chamber of Commerce and the County Bar Association there. In addition to his being licensed to practice law in the Minnesota and United States Supreme Courts, he also is licensed as a series 7 and 63 securities representative from the NASD and the SEC.

PETER NAUERT, OUTSIDE DIRECTOR

         Peter Nauert serves as a member of the Company's Board of Directors since February 9th. Mr. Nauert has over thirty years experience as a founder, creator and leader in the insurance industry with an emphasis on mergers and acquisitions, as well as funding. He was the inventor of the industry's first web-based agent sales system. Mr. Nauert is nationally recognized as an entrepreneur and has an extensive success record in implementing public and private campaign funding vehicles. Mr. Nauert is the Founder and Chairman of Insurance Capital Management (ICM), a national Company which provides marketing, web-based technology and specialty products for insurance and financial services. ICM's distribution subsidiaries comprise nearly 10,000 sales agents nationwide. Prior to founding ICM, Mr. Nauert was Chairman and CEO of Ceres Group, Inc. (Nasdaq: CERG) from July 1998 to June 2002. In 1998, Mr. Nauert led an investor group that purchased Central Reserve Life Insurance Company (CRLC), a financially troubled health insurance company. He founded Ceres Group, Inc., as the new holding company of CRLC. Through management changes and a series of acquisitions, Mr. Nauert achieved first-year profit turnaround and continuing yearly profits. As Chairman, Mr. Nauert increased Ceres' gross revenue to $907 million. Prior to Ceres, Mr. Nauert founded Pioneer Financial Services, Inc. (NYSE: PFS), arranged its IPO in 1986 and established numerous national subsidiaries in healthcare, managed care, health and life insurance and marketing. As Chairman and CEO, Mr. Nauert grew PFS during its 10 years as a public company to gross revenues of $1 billion and assets of nearly $2 billion. In 1997, Mr. Nauert negotiated the sale of PFS to Conseco, Inc. for $480 million. Mr. Nauert received a Bachelor of Science degree in Business Administration from Marquette University as well as a Juris Doctor (J.D.) from George Washington University. He currently has residences in Fort Worth, TX, and Santa Fe, NM.

MICHAEL ROSENBAUM, OUTSIDE DIRECTOR

         Michael Rosenbaum serves as a member of the Company's Board of Directors since February 9th. Mr. Rosenbaum has extensive experience in law, mergers and acquisitions, merchant banking and finance. Mr. Rosenbaum has served as a Director for Protrak International since 1984, and continues in this role today. Protrak is the global leader and a major innovative force in the development and delivery of Customer Relationship Management software (CRM) and Sales Force Automation (SFA) to the investment management industry. From 1998 to 2000, he served as a Director and Officer of Throttlebox Media, a company that specialized in the sales of downloadable multimedia entertainment. From 1984 to 1993, Mr. Rosenbaum was also Executive Vice President and Director for Vector Group, which is traded on the New York Stock Exchange. The Vector Group has previously owned companies including Western Union, Mai Basic Four, Brighams and Skybox - a trading card company of which Mr. Rosenbaum also served as the Vice Chairman. Ultimately Skybox was sold to Marvel. Further, Mr. Rosenbaum was a member of the Board of Advisors of South Beach Beverage Company which was sold in 2002 to Pepsi. Mr. Rosenbaum is currently a principal in the real estate development of Nail Bay, which is comprised of approximately 160 acres and is located on Virgin Gorda in the British Virgin Islands. Mr. Rosenbaum has been active in Israeli Technology Partners for the last five years having also served as a Director from 2002 through 2004. This organization invests in high tech companies that are based in, or are based upon, technology that was developed in Israel. He is also a Director of Soup Kitchen International, which manufactures soup and has franchise operations. Mr. Rosenbaum received a Bachelor of Arts degree from Yale in Economics and Political Science, as well as a Bachelor of Law (LL.B) from Columbia University. Additionally, Mr. Rosenbaum possesses a Master of International Affairs, also from Columbia University. Mr. Rosenbaum's personal interests include fiction writing and he currently resides in New York.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended October 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

         Noel J. Guillama, Chief Executive Officer, became an executive officer at the end of May 2003. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services, excluding those previously identified regarding outside directors in Item 9 or those identified below.

                  The Company expects to pay Mr. Guillama, Mr. Cohen and Mrs. Guillama with permanent compensation and bonuses to be negotiated with Compensation Committee of the Company. As of October 31, 2005, the Company has accrued a total of $393,000 in compensation for Mr. Guillama, $121,000 for Mr. Cohen, and $117,000 for Mrs. Guillama in anticipation of such arrangement. The Company has also accrued $37,400 for the compensation of Outside Directors. As of November 1, 2004, the Board had approved accrual of $200,000 compensation for Mr. Guillama, and $96,000 each for Mrs. Guillama and Mr. Cohen.

Employment Agreements

         The Company has no employment agreement with any of its senior officers. All officers serve at the pleasure of the Board of Directors.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer for the fiscal years ended October 31, 2005, 2004 and 2003.


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                          RESTRICTED   SECURITIES
                                  FISCAL                   OTHER ANNUAL     STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR       SALARY      COMPENSATION      AWARD       OPTIONS
---------------------------       ------      ------      -------------   ----------   ----------

Noel J. Guillama                   2005      $200,000      $     --            --       258,099
President, Chairman, CEO           2004      $134,000      $     --            --            --
                                   2003      $ 84,000      $     --            --       200,000

Donald B. Cohen                    2005      $ 96,000      $     --        30,000       151,914
Vice President,                    2004      $ 87,000      $ 12,500        30,000            --
CFO, Director                      2003      $ 25,000      $  1,500            --       150,000

Susan D. Guillama                  2005      $ 96,000      $     --            --        83,340
Vice President, Secretary,         2004      $ 87,000      $     --            --            --
Chief Administrative Officer,      2003      $ 25,000      $     --            --            --
Director


OPTIONS AND COMMON SHARES GRANTED IN THE YEAR ENDED OCTOBER 31, 2005 TO
EXECUTIVES


                                          Percent of
                           Number of     Total Options
                           Securities     Granted to       Exercise or                         Potential Realizable Value at Assumed
                           Underlying     Employees in      Base Price          Expiration           Annual Rate of Stock Price
Name                        Options       Fiscal Year       ($/Share)             Date              Appreciation for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            5%              10%
Noel J. Guillama            600,000          34.0%         $     0.50           Jan 27, 2010 thru       $ 339,000      $ 473,500
                                                                                Dec 26, 2012

Donald B. Cohen             300,000          17.0%         $     0.50           Jan 27, 2010 thru
                                                                                Dec 26, 2012             $ 169,500      $ 236,750

Susan D. Guillama           300,000          17.0%         $     0.50           Jan 27, 2010 thru
                                                                                Dec 26, 2012             $ 169,500      $ 236,750


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January31, 2005, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of The Quantum Group, Inc. the Company, is the beneficial owner of more than five percent of the outstanding Common Stock. The only persons who hold five percent or more of the outstanding common stock are also officers and directors. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                Amount/Nature of
                                                  Beneficial       Percentage of
                                                  Ownership of      Beneficial
Name/Address of Beneficial Owner                  Common Stock      Ownership
--------------------------------                  -------------    ------------

Guillama, Noel                           (1)(7)     9,762,286       41.00%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Cohen, Donald B.                         (2)        1,345,007        5.65%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Guillama, Susan D.                       (3)(8)     1,277,726        5.37%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Baker, James D.                          (4)          220,005        0.92%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Haggerty, Mark                           (5)          215,005        0.90%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Rosenbaum, Michael                       (6)          265,000        1.11%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Nauert, Peter                                         250,000        1.05%
      3460 Fairlane Farms Road, Suite 4
      Wellington, FL  33414

Directors and Executive
Officers, as a group (7 persons)                   13,335,029       56.00%

---------------

(1) Includes (a) 7,492,125 shares held by Mr. Guillama; (b) 520,078 shares held by Guillama Family Holdings, Inc.; (c) 300,078 held by his minor son; (d) 1,000,000 held by Guillama, Inc.; (e) 200,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (f) 250,005 shares issuable upon the exercise of options at $.50 per share until March 27, 2011 . This does not include 349,995 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mr. Guillama disclaims all shares and has no interest in the holdings of Mrs. Guillama.

(2) Includes (a)1,070,000 shares; (b) 150,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (c)125,007 shares issuable upon the exercise of options at $.50 per share until March 27, 2011. Does not include 174,993 shares issuable upon the exercise of options at $.50 per share until December 26, 2012.

(3)  Includes (a) 962,678 shares; (b) 190,041 shares held by her minor son; and
     (c). 125,007 shares issuable upon the exercise of options at $.50 per share until March 27, 2011. Does not include 174,993 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mrs. Guillama disclaims all shares and has no interest in the holdings of Mr. Guillama.

(4) Includes (a) 122,500 shares; (b) 20,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama (c) 5,000 shares issuable quarterly at a rate of 833 per month until October 1, 2006;
     (d) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (e) 62,505 shares issuable upon the exercise of options at $.50 per share until March 27, 2011. Does not include (a) 87,495 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 5,000 shares issuable quarterly at a rate of 833 per month until October 1, 2006.

(5)  Includes (a) 87,500 shares; (b) 35,000 shares held by Linda Jean Haggerty
     (c) 2,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (d) 12,500 shares transferable upon the exercise of options at $.01 per share until July 24, 2008 held by Linda Jean Haggerty; (e) 5,000 shares issuable quarterly at a rate of 2,500 per quarter until October 1, 2006; (f) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010 and (g) 62,505 shares issuable upon the exercise of options at $.50 per share until March 27, 2011. Does not include (a) 87,495 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 5,000 shares issuable quarterly at a rate of 2,500 per quarter until October 1, 2006. .

(6)  Includes 265,000 held by Maj-Britt Rosenbaum.

(7) Mr. Guillama has granted options to purchase 1,590,514 shares of the Company at $.001 per share, of the 2,700,000 shares he originally owned. Of the 1,590,514 options granted 257,642 options remain unexercised of which 35,000 options were granted to Directors and their affiliated persons and 222,642 options were granted to unaffiliated persons. .

(8)  Mrs. Guillama is the wife of Mr. Guillama.


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

         At a Special Meeting of the shareholders held on January 30, 2004 the majority of the shareholders agreed to issue 13,300,000 post reverse shares and 200,000 Series A Preferred Stock (subsequently cancelled and returned to the Company) to the majority shareholder of the Company, Mr. Guillama, of both QMT and RHS for the 80% of each of those companies. Mr. Guillama had previously granted 7,175,000 options exercisable at $.001 per share on the shares he owned in the two companies. Of this 1,000,000 options are held by an affiliate of Mr. Guillama, 2,180,000 are held by Directors of the Quantum Group and 3,995,000 are held by non affiliates. As of October 31, 2004, 965,000 options were exercised leaving Mr. Guillama with a direct and beneficial ownership of approximately 79% of the issued and outstanding shares of the Company. Control in the Company will not materially change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the Common Shares of the Company today. The final merger was completed in August 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

(a)(2) Financial Statement Schedules

         All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-KSB.

(a) (3) Exhibits

Exhibit  Item 601     Title of Document
 No.     Ref. No.

1           2.12      Exchange Agreement dated May 28, 2003 between Transform
                      Pack International and Quantum HIPAA Consulting Group,
                      Inc.

2.          2.12      Articles of Incorporation The Quantum Group, Inc. (Nevada)

3           2.2       Agreement and Plan of Exchange between The Quantum Group,
                      Inc., Quantum Medical Technologies, Inc., and Noel J.
                      Guillama, dated August 9, 2004(2)

4           2.3       Agreement and Plan of Exchange between The Quantum Group,
                      Inc., Renaissance Health Systems, Inc., and Noel J.
                      Guillama, date August 9, 2004(2)

5            3.4      By-Laws The Quantum Group, Inc. (Nevada)(1)

6            3.5      2003 INCENTIVE EQUITY & OPTION PLAN(1)

7          10.11      Put Option Agreement between Transform Pack International
                      and HANS MEIER, CARMELLE CAISSIE, DANIEL SCHAM and ROBERT
                      TALBOT, TRUSTEE

8          14.1       Code of Ethics(3)

9          31.1       Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002*

10         31.2       Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002*

11         32.1       Certification of the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

12         32.2       Certification of the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

---------------
*    filed herewith

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


(b) Reports on Form 8-K filed during the quarter ended October 31, 2004

August 20, 2004: Disclosure of the acquisition of Quantum Medical Technologies, Inc. and Renaissance Health Systems, Inc.




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

Audit fees billed by the Company's principal accountant total $25,500 during the year ended October 31, 2005 through date of this report and $20,948 for the year ended October 31, 2004.

AUDIT RELATED FEES

No audited-related fees have been billed by the Company's principal accountant for any period.


TAX FEES

Tax fees billed by the Company's principal accountant totaled $4,800.


ALL OTHER FEES

No other fees other than those set out above have been paid to the Company's principal accountant.



AUDIT COMMITTEES PRE-APPROVAL POLICIES AND PROCEDURES


The Audit Committee approves all professional services and fees provided by our principal accountants. For the year 2005 and 2004, the audit committee approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

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


/s/ Noel J. Guillama                                 /s/ Susan D. Guillama
--------------------------------------               ---------------------------
Noel J. Guillama, Director                           Susan D. Guillama, Director
President and Chief Executive Officer                Vice President
Date:  February 14, 2006                             Date: February 14, 2006


/s/ Donald B. Cohen                                  /s/ Mark Haggerty
--------------------------------------               ---------------------------
Donald B. Cohen, Director                            Mark Haggerty, Director
Chief Financial Officer
Date:  February 14, 2006                             Date:  February 14, 2006


/s/ James D. Baker
--------------------------------------
                                                     ---------------------------
James D. Baker, Director                             Michael Rosenbaum, Director
Date: February 14, 2006                              Date:
                                                            --------------

--------------------------------------
Peter Nauert, Director
Date:
       ------------

                             THE QUANTUM GROUP, INC.

                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS






                                                                         PAGE

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

[GRAPHIC OMITTED] Daszkal Bolton LLP            Michael I. Daszkal, C.P.A., P.A.
-----------------------------------             Jeffrey A. Bolton, C.P.A., P.A.
CERTIFIED  PUBLIC  ACCOUNTANTS                  Timothy R. Devlin, C.P.A., P.A.
                                                Michael S. Kridel, C.P.A., P.A.
                                                Marjorie A. Horwin, C.P.A.,
P.A.
                                                Patrick D. Heyn, C.P.A., P.A.
                                                Gary R. McConnell, C.P.A., P.A.
                                                Scott A. Walters, C.P.A., P.A.
                                                -------------------------------
                                                Colleen DeWoody Bracci, C.P.A.
                                                Arthur J. Hurley, C.P.A.
                                                Amy E. Vetter, C.P.A.
                                                Prochi Sheth



           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -----------------------------------------------------------


To the Board of Directors and Shareholders
The Quantum Group, Inc.


We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. (a Development Stage Company) as of October 31, 2005, and the related consolidated statements of operations, changes in shareholders' deficiency in assets and cash flows for the two years ended October 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Daszkal Bolton LLP
---------------------------
Daszkal Bolton LLP

Boca Raton, Florida
February 12, 2006



   2401 NW Boca Raton o Boulevard Boca Raton, FL 33431-6632 o t: 561.367.1040
     f: 561.750.3236 O 2401 PGA Boulevard, Suite 196 o Palm Beach Gardens,
                FL 33410-3500 o T: 561.367.1040 o f: 561.624.1151
   2700 West Cypress Creek Road, Suite D 126 o Fort Lauderdale, FL 33309-1744
                        t: 954.974.3544 o f: 954.974.3680
             PCAOB Registered WWW.DASZKALBOLTON.COM [LOGO OMITTED]
                          Affiliated Offices Worldwide

                             THE QUANTUM GROUP, INC.
                           Consolidated Balance Sheet
                             As of October 31, 2005
                        (A Development Stage Enterprise)


ASSETS

CURRENT ASSETS
         Cash                                                       $    74,771
         Prepaid expenses                                           $   129,457
                                                                    -----------
TOTAL CURRENT ASSETS                                                    204,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $30,145      100,673

GOODWILL                                                                 23,300

OTHER ASSETS
         Software                                                       395,000
         Deposits                                                        10,243

                                                                    -----------
TOTAL ASSETS                                                        $   733,444
                                                                    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
         Accounts payable                                           $   140,553
         Accrued liabilities                                        $   198,364
         Accrued payroll and payroll taxes                              737,941
         Notes payable and accrued interest - shareholder               194,041
         Other current liabilities                                       60,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,330,899


CAPITAL LEASE OBLIGATION - net of current portion                         3,315
                                                                    -----------
TOTAL LIABILITIES                                                     1,334,214

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE              (600,770)


                                                                    -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $   733,444
                                                                    ===========



           See accompanying notes to consolidated financial statements

                             THE QUANTUM GROUP, INC.
                      Consolidated Statement of Operations
                        ( A Development Stage Enterprise)
                  For the Years Ended October 31, 2005 and 2004


                                                                                 For the period
                                                                                  July 24, 2001
                                                     For the years ended         (inception) to
                                                ------------------------------    ------------
                                                October 31,       October 31,     October 31,
                                                   2005              2004             2005
                                                ------------     -------------    ------------

Revenues                                        $      1,119     $         --     $      1,119
Medical Costs                                   $      1,119     $         --     $      1,119
                                                ------------     -------------    ------------
      Gross Profit                              $         --     $         --     $         --
                                                ------------     -------------    ------------
General and adminstrative expenses
      Salaries and employee costs               $  1,238,416     $    639,724     $  1,998,478
      Consulting expense                             169,641          137,202          455,315
      Occupancy                                       59,525           22,223          108,594
      Interest                                        33,394           37,550          104,383
      Other general & adminstrative expenses         352,644          283,287          767,367

                                                ------------     -------------    ------------
      Total Expenses                               1,853,620        1,119,986        3,434,137
                                                ------------     -------------    ------------

                                                ------------     -------------    ------------
Net expenses representing net loss              $ (1,853,620)    $ (1,119,986)    $ (3,434,137)
                                                ============     ============     ============




Basic and diluted (loss) per common share       $      (0.09)    $      (0.17)
                                                ============     ============

Weighted average number of common shares
      outstanding                                 20,261,348        6,565,873
                                                ============     ============



          See accompanying notes to consolidated financial statements.

                             THE QUANTUM GROUP, INC.
     Consolidated Statement of Changes in Deficiency in Assets Accumulated
                  During the Development Stage October 31, 2005



                                        Preferred Stock         Common Stock
                                        par value $.001         par value $.001
                                           per share               per share
                                     30,000,000 authorized    70,000,000 authorized  Additional
                                      --------------------    ---------------------   Paid-in               Deferred
                                      # of Shares   Amount     of Shares    Amount    Capital    Warrants   Compensation
                                      -----------   ------    ----------    ------    -------   ----------  ------------

Balance at 10-31-01                           --        --     2,700,000     2,700        17,300         --             --

Net (loss)                                    --        --            --        --            --         --             --
                                      -------------------------------------------------------------------------------------
Balance at 10/31/02                                            2,700,000     2,700        17,300         --             --

Merger with TPII                                                 510,885       511      (121,363)        --             --
Sale of common stock for cash                                     86,000        86        64,914         --             --
Deferred compensation-stock options           --        --            --        --       207,500         --       (207,500)
Deferred compensation-stock grants            --        --            --        --            --         --       (327,150)
Amortization of deferred comp                 --        --            --        --            --         --          3,458
Net (loss)                                    --        --            --        --            --         --             --

                                      -------------------------------------------------------------------------------------
Balance at 10/31/03                           --        --     3,296,885       3,297     168,351         --       (531,192)

Sale of common stock                          --        --     1,188,122       1,188     276,690         --             --
Conversion of note payable                    --        --       300,000         300     164,700         --             --
Issuance of stock - stk grants                --        --       197,269         197     172,551         --        172,748
Amortization of deferred compensation         --        --            --          --          --         --         83,975
Stock based compensation                      --        --        25,000          25      23,475         --             --
Merger - Renaissance
  Health Systems, Inc.                   100,000       100     9,300,000       9,300          --         --             --
Merger - Quantum Medical
  Technologies, Inc.                     100,000       100     4,000,000       4,000          --         --             --
Deferred compensation-
  stock grants                                --        --            --          --          --         --        (45,950)
Grant of stock options                        --        --            --          --      79,800         --        (79,800)
Net (loss)                                    --        --            --          --          --         --             --

                                      -------------------------------------------------------------------------------------
Balance at 10/31/04                      200,000     $ 200    18,307,276    $ 18,307 $   885,567         --     $ (400,219)

Sale of common stock                          --        --     3,590,128       3,590   1,295,944         --             --
Issuance of stock - stk grants                --        --       176,325         176     134,373         --        232,765
Stock based compensation                      --        --       114,000         114     108,716         --             --
Stock issued in lieu of cash                  --        --       317,572         318     179,750         --             --
Cancellation of preferred stock         (200,000)   $ (200)           --          --          --         --             --
Amortization of deferred compensation         --        --            --          --          --         --         91,379
Stock issued for purchase of software         --        --       200,000         200     169,800    145,000             --
Deferred compensation-stock grants            --        --            --          --          --         --        (57,683)
Deferred compensation-stock options           --        --            --          --      16,350         --        (16,350)
Net (loss)                                    --        --            --          --          --         --             --
                                      -------------------------------------------------------------------------------------
Balance at 10/31/05                           --    $   --    22,705,301    $ 22,705 $ 2,790,500  $ 145,000     $ (150,108)
                                      =====================================================================================

RESTUBBED TABLE



                                        Allocated
                                         Shares
                                         Deferred      Accumulated   Total
                                        pensation        Deficit     Equity
                                        ----------     -----------   ------
Balance at 10-31-01                             --      (127,576)    (107,576)

Net (loss)                                      --       (86,400)     (86,400)
                                        -------------------------------------
Balance at 10/31/02                             --      (213,976)    (193,976)

Merger with TPII                                --            --     (120,852)
Sale of common stock for cash                   --            --       65,000
Deferred compensation-stock options             --            --           --
Deferred compensation-stock grants       $ 327,150            --           --
Amortization of deferred comp                   --            --        3,458
Net (loss)                                      --      (246,555)    (246,555)

                                        -------------------------------------
Balance at 10/31/03                        327,150      (460,531)    (492,925)

Sale of common stock                            --            --      277,878
Conversion of note payable                      --            --      165,000
Issuance of stock - stk grants            (172,748)           --      172,748
Amortization of deferred compensation           --            --       83,975
Stock based compensation                        --            --       23,500
Merger - Renaissance
  Health Systems, Inc.                          --            --        9,400
Merger - Quantum Medical
  Technologies, Inc.                            --            --        4,100
Deferred compensation-
  stock grants                               45,950           --           --
Grant of stock options                           --           --           --
Net (loss)                                       --  $(1,119,986)  (1,119,986)

                                        -------------------------------------
Balance at 10/31/04                       $ 200,352  $ (1,580,517) $ (876,310)

Sale of common stock                             --            --   1,299,534
Issuance of stock - stk grants             (232,765)           --     134,549
Stock based compensation                         --            --     108,830
Stock issued in lieu of cash                     --            --     180,068
Cancellation of preferred stock                  --            --        (200)
Amortization of deferred compensation            --            --      91,379
Stock issued for purchase of software            --            --     315,000
Deferred compensation-stock grants           57,683            --          --
Deferred compensation-stock options              --            --          --
Net (loss)                                       --    (1,853,620) (1,853,620)
                                        -------------------------------------
Balance at 10/31/05                        $ 25,270   $(3,434,137) $ (600,770)
                                        =====================================


See accompanying notes to consolidated financial statements.

               THE QUANTUM GROUP, INC.
           (A Development Stage Enterprise)
         Consolidated Statements of Cash Flow
    For the Years Ended October 31, 2005 and 2004


                                                                   Year           Year        July 24, 2001
                                                                   ended          ended       (Inception) to
                                                                 October 31,    October 31,     October 31,
                                                                   2005            2004            2005
                                                                -----------     -----------     -----------
OPERATING ACTIVITIES
    Net (loss)                                                  $(1,853,620)    $(1,119,986)     (3,434,137)
                                                                -----------     -----------     -----------
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                23,186           4,033          30,145
        Amortization of deferred compensation                       226,353          83,975         313,786
        Issuance of stock for compensation                           90,461         196,248         286,709
        Issuance of stock in lieu of cash                            65,463          65,463
        Loss on conversion of debt to common stock                       --         135,000         135,000

    Changes in operating assets and liabilities:
        Decrease (increase) in other assets                           6,102         (10,478)         (7,148)
        Increase in accounts payable and accrued
          liabilities                                               396,731         456,291       1,046,191

                                                                -----------     -----------     -----------
        Total adjustments                                           808,296         865,069       1,870,146
                                                                -----------     -----------     -----------

            Net cash used in operating activities                (1,045,324)       (254,917)     (1,563,991)

INVESTING ACTIVITIES
    Purchase of property and equipment                              (71,403)        (44,258)       (120,281)
    Purchase of software                                            (80,000)             --         (90,000)

                                                                -----------     -----------     -----------
            Net cash used in investing activities                  (151,403)        (44,258)       (210,281)
                                                                -----------     -----------     -----------

FINANCING ACTIVITIES
    Proceeds (repayments) on notes payable                          (60,437)         57,515         190,690
    Proceeds from issuance of common stock                        1,299,533         277,878       1,662,411
    Repayments on capital lease obligation                           (3,566)           (492)         (4,058)

                                                                -----------     -----------     -----------
Net cash provided by financing activities                         1,235,530         334,901       1,849,043
                                                                -----------     -----------     -----------

Net increase (decrease) in cash                                      38,803          35,726          74,771

Cash at beginning of period                                          35,968             242              --
                                                                -----------     -----------     -----------

Cash at end of period                                           $    74,771     $    35,968     $    74,771
                                                                ===========     ===========     ===========

    Supplemental disclosures of cash flow information:

        Cash paid during the period for interest                $    53,931     $     2,208     $    56,139

    Supplemental disclosures of non-cash investing and financing activities:

        Assumption of Liabilities of Transform Pack
           International Inc.                                   $        --     $        --     $   120,852
        Common stock and preferred stock issued in
           connection with acquisitions                         $        --     $    23,300     $    23,300
        Capital lease obligations incurred on purchases
           of equipment                                         $        --     $    10,358     $    10,358
        Conversion of convertible note into common stock        $        --     $    30,000     $    30,000
        Acquisition of Biocard assets                           $   315,000     $        --     $   315,000


          See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

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


GOING CONCERN

The Company has limited revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2005 there were no cash equivalents.


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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of October 31, 2005, there was no impairment of goodwill.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended October 31, 2005 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc. All intercompany accounts have been eliminated in consolidation.

REVENUE RECOGNITION

The Company has entered into a full risk contract with a Health Maintenance Organization (HMO). Commencing when the Company has 300 patients, the Company will receive monthly fee for each patient that chooses one of the Company's physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect with quarterly adjustments. The Company started treating patients in September 2005, but have not reached the 300 minimum by October 31, 2005. The Company has recorded income relating to the primary care physician's charges for the months of September and October 2005. Medical costs associated with the revenue were equal to the revenue.

STOCK COMPENSATION

The company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as If the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under the fair value provisions of SFAS 123.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION (CONTINUED)

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," at October 31, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:




                                             2005            2004
                                        ------------     ------------
              Net income (loss)
                         As reported    $ (1,853,620)    $ (1,119,986)
                                        ------------     ------------
                         Pro forma      $ (2,132,585)    $ (1,246,706)
                                        ------------     ------------
              Earnings per share
                         As reported    $      (0.09)    $      (0.17)
                                        ------------     ------------
                         Pro forma      $      (0.11)    $      (0.19)
                                        ------------     ------------


The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

                  Risk-free interest rate                     3%
                  Expected life (years)                       5
                  Expected volatility                         1.22
                  Expected dividends                          None


NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles for all voluntary changes in accounting principles and to changes required by accounting pronouncements in the unusual instance that the pronouncements do not include specific transition provisions. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant to the Company.


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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005


NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.


NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                    2005        2004
                                  --------    --------
Computer and other equipment      $ 77,259    $ 33,118
Furniture and Fixtures              28,805       8,908
Leasehold Improvements              24,754      17,389
                                  --------    --------
                                   130,818      59,415
Less: Accumulated Depreciation     (30,145)     (6,959)
                                  --------    --------
         Total                    $100,673    $ 52,456
                                  ========    ========

Depreciation expense for the years ended October 31, 2005 and 2004 was $23,186 and $4,033.


NOTE 5: DEFERRED INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table for years ended October 31, 2005 and 2004. At October 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rate.


Income tax (benefit) consists of:
       Current                                          $       --   $       --
       Deferred                                                 --           --
                                                        ----------   ----------
Provision (benefit) for income taxes                    $       --   $       --
                                                        ==========   ==========

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                           2005         2004
                                                        ----------   ----------

Taxes computed at combined federal                      $ (630,231)  $ (380,795)
Non-deductible expenses                                         --       46,867
State income taxes, net of federal income tax benefit      (67,286)     (35,652)
                                                        ----------   ----------
Increase (decrease) in deferred tax asset
  valuation allowance                                     (697,517)    (369,580)
                                                        ----------   ----------
       Provision (benefit) for income taxes             $       --   $       --
                                                        ==========   ==========

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 5: DEFERRED INCOME TAXES (CONTINUED)



                                                      2005            2004
                                                   -----------     -----------
Deferred tax assets:
       Net operating loss carryforward and start
          up costs                                 $   523,435     $   212,473
       Stock based compensation                        214,144          75,149
       Accrued compensation                            377,657         147,648
       Accrued interest                                 44,263          26,711
                                                   -----------     -----------
Total deferred tax assets                            1,159,499         461,981
                                                   -----------     -----------
Valuation allowance:
       Beginning of year                              (461,983)        (92,401)
       Decrease (increase) during the year            (697,516)       (369,582)
                                                   -----------     -----------
       Ending balance                               (1,159,499)       (461,983)
                                                   -----------     -----------
Net deferred taxes                                 $        --     $        --
                                                   ===========     ===========



As of October 31, 2005, the Company had an unused net operating loss carryforward and start up costs of approximately $1,391,004 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2024. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.


NOTE 7: LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share does not give effect to options granted, as the effects would be anti-dilutive.


NOTE 8: LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized. The Company leases its corporate offices under operating lease agreements, which expire July 14, 2007. Total rental expense amounted to $47,903 and $16,219 for the years ended October 31, 2005 and 2004, respectively.

The Company is obligated under capital leases. The leased property under the capital leases had a cost of $10,538, and accumulated depreciation of $1,932 and $351, respectively. Amortization of the leased property is included in depreciation expense.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 8: LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments for these leases at October 31 are as follows:


                                              Capital          Operating
Years Ending October 31,                       Leases           Leases
======================================================================
                            2006              $   4,200        $   59,661
                            2007                  3,500            32,316
                            2008                     --                --
                            2009                     --                --
                            2010                     --                --
                                              ---------        ----------
                                                  7,700        $   91,977
Less: amount representing interest                 (819)
                                              ---------
Present value of net minimum leae payments        6,881
Less: current portion                            (3,566)
                                              ---------
Noncurrent portion                            $   3,315
                                              ---------


NOTE 9:  INCENTIVE EQUITY AND STOCK OPTION PLAN

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

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. Any incentive option must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

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

 THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005


NOTE 9:  INCENTIVE EQUITY AND STOCK OPTION PLAN (CONTINUED)

Under the plan, the Company granted 60,000 shares of common stock and no options during the year ended October 31, 2005. There were no options or stock granted during the year ended October 31, 2004.


                                                     2005                                             2004
                                    ----------------------------------------         -------------------------------------
                                                            Options                                          Options
                                                   -------------------------                        ----------------------
                                      Incentive                    Weighted                                        Weighted
                                        Stock      Number of        Average           Common         Number of     Average
                                       Grants      Shares        Exercise Price     Stock Grants       Shares    Exercise Price
                                    -------------------------------------------     -------------------------------------------
Outstanding at beginning of the
  period                                   --            --               --                --            --      $     --

Granted                                60,000            --               --                --            --            --

Exercised                                  --            --               --                --            --      $     --
Forfeited                                                --               --                --            --      $     --
                                    ---------      --------        ---------         ---------      --------      --------
Outstanding at October 31,             60,000            --               --                --            --            --
                                    ---------      --------        ---------         ---------      --------      --------
Exercisable at October 31,                 --            --               --                --            --            --

Available for issuance at
  October 31 under the plan        4,940,000             --               --                --     5,000,000            --
                                    ---------      --------        ---------         ---------      --------      --------



NOTE 10: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND RENAISSANCE HEALTH SYSTEMS, INC.

Following a motion approved by the Company's shareholders during a meeting January 30, 2004, the Board of Directors agreed to issue 13,300,000 post reverse shares and 200,000 shares of Series A preferred stock, approved separately by the Board of Directors on July 19, 2004, to the shareholder of both Quantum Medical Technologies, Inc. (QMT) and Renaissance Health Systems, Inc. (RHS) for 80% of the those companies which the Company did not already own from the majority shareholder of the Company. The Series A preferred stock is convertible into 30 common shares after 4 years at the option of the holder. Control in the Company will not materially change, since all the shareholders in numbers and relative beneficial ownership of both QMT and RHS are also material and beneficial owners of the common shares of the Company today. The final merger was consummated in August 2004. On May 23, 2005, the majority shareholder returned the 200,000 Series A preferred stock received from the acquisition in order to facilitate future capital raising efforts.

Quantum Medical Technologies, Inc. (QMT) was incorporated in January 2000, and is a developmental stage company, with no significant material assets or liabilities and no revenues, and consists primarily of intellectual and patent pending business process to provide medical technologies, computer programs, electronic services, predictive modeling and other services to the medical profession. The Company has begun to develop a Cybernaptic (SM) process to connect with an applications service provider (ASP) format most of the touch points in the healthcare delivery system. The Company also has in development a QuantumQuotient (SM) index that the Company believes could be used as a tool to provide a measurable way to tack improvement in the healthcare lifestyle of its subject. If this process can be confirmed, it could have significant value to the Company as a tool to reduce cost, and as a intellectual property it can sell or license to others. In addition, the Company has purchased an online medical office billing and collection program.

 THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005


NOTE 10: ACQUISITION OF QUANTUM MEDICAL TECHNOLOGIES, INC. AND RENAISSANCE HEALTH SYSTEMS, INC. (CONTINUED) Renaissance Health Systems, Inc. was incorporated in December of 2002, and is a developmental stage company, with no significant material assets or liabilities and no revenues, which was formed to create a community health system (CHS) that will coordinate care to managed care patients by affiliating with providers, physicians and hospitals. The Company has secured contracts with a three Florida licensed health maintenance organizations to build CHSs. As of October 31, 2005, only one of the contracts is operational.

NOTE 11: OTHER EQUITY TRANSACTIONS

DEFERRED COMPENSATION

The Company granted 93,950 and 57,000 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company for years ended October 31, 2005 and 2004, respectively. These shares started vesting August 1, 2004 and are to be vested over two and three year periods. The Company recorded $55,282 and $45,950 of unearned compensation for the years ended October 31, 2005 and 2004, respectively, and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The Company recognized $135,798 and $148,612 in compensation expense related to these stock grants for the years ended October 31, 2005 and 2004. During the year ended October 31, 2005, 8,025 shares were forfeited with a value of $6,627 and 138,575 shares were issued. During the year ended October 31, 2004, 98,125 shares were forfeited with a value of $88,312 and 98,933 shares were issued. The value of the stock was determined by the closing market price at the date of grant.

Additionally, the Company granted 1,764,000 options at an average exercise price of $.57 per share to employees and directors and granted 52,500 options at an average exercise price of $.76 per share to consultants. All options granted during the year ended October 31, 2005 are to be vested over three years. These options start vesting January 27, 2005. The Company granted 185,000 options to consultants at an average exercise price of $.42 per share and 176,000 options to employees at an average exercise price of $.94 during the year ended October 31, 2004. These options vest over a period of a period of one to two years. The Company has recognized $16,350 and $79,800 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard No. 123 for the years ended October 31, 2005 and 2004, respectively. The values of the options were determined based upon the market value of the common shares at the time of grant less the exercisable price. The Company has recognized $84,235 and $3,458 in compensation expense related to stock option grants for the years ended October 31, 2005 and 2004, respectively. During fiscal years ended October 31, 2005 and 2004, 164,125 options with a value of $480 were forfeited and 14,288 options with a value of $7,144 were forfeited, respectively.

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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 11: OTHER EQUITY TRANSACTIONS (CONTINUED)

EQUITY FINANCING

In June 2004, the Company entered into an agreement with two companies to raise a minimum of $500,000 to a maximum of $1,000,000. The shares were priced at 25% of the closing price of the Company's stock on the OTC. The placement companies received a combined placement fee of 13% of the gross proceeds received from issuance of shares and one warrant at an exercise price equal to the average price per share for every ten shares sold. The Company issued 138,529 five year warrants at an exercise price of $0.275 per share during the year ended October 31, 2005. The Company received $61,900 and issued 253,707 shares during the year ended October 31, 2005 and received $319,400 and issued 1,131,582 shares during the year ended October 31, 2004. Cash commission paid to the placement companies was $8,047 and $41,522 for the years ended October 31, 2005 and 2004, respectively.

On August 26, 2004, an advance of $30,000 from an outside investor, made in June 2004, was converted into 300,000 shares of common stock at a conversion price of $0.10 per share. The Company recognized a loss on conversion of the debt of $135,000.

In December 2004, the Company sold 370,370 shares of common stock for $0.27 per share. The Company paid a placement company 13% of the proceeds, $13,000, and 37,037 warrants at an exercise price of $0.27 per share.

In December 2004, the Company agreed with a placement company to sell common stock of the Company at a price of $0.40 per share. The placement company received 13% cash commission and one warrant at an exercise price of $0.40 per share for every ten shares of common stock sold. The Company received $700,000 and issued 1,750,000 shares of common stock. The placement company received $91,000 in cash commissions and 175,000 warrants.

On July 5, 2005, the Company issued a private placement memorandum to sell 3,000,000 shares of the Company's common stock for $0.50 per share in order to raise $1,500,000. The Company agreed to pay a placement agent a 13% cash commission plus one warrant at an exercise price of $0.50 per share for every ten dollars raised. As of October 31, 2005, the Company received $636,300 and issued 1,272,600 shares of common stock. Additionally, the Company paid $82,719 in cash commissions and issued 63,630 warrants to a placement company.


NOTE 12: ACQUISITION OF SOFTWARE

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

On September 27, 2005, the Company acquired software, domain names and other assets from Biocard Corporation for 200,000 shares of common stock and 500,000 180-day warrants to purchase shares of the Company at an exercise price of $0.50 per share. The total value of the acquisition was $315,000.

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005


NOTE 13: RELATED PARTY TRANSACTIONS

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company's business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default of the terms of the note and have classified the note as current. The Company paid $17,667 of principal during the year ended October 31, 2005. The note balance is $161,413 and $179,080 at October 31, 2005 and 2004, respectively and interest accrued is $46,645 and $54,410 at October 31, 2005 and 2004, respectively.


NOTE 14: SUBSEQUENT EVENTS

On November 30, 2005, the Company entered into a $100,000 two-year loan agreement. This agreement bears an interest rate of 13% per annum payable quarterly. Additional compensation included 70,000 shares of the Company's common stock. If the Company repays the loan within the first 365 days, 17,500 shares will be returned to the Company, if the loan is prepaid after 365 days and prior to the maturity date, 3,000 shares will be returned to the Company. The note is callable if the interest is not paid 15 days subsequent to notification by the holder that the interest was not paid.

On December 16, 2005, the Company entered into a $100,000 promissory note. This note is due January 31, 2006 and bears an interest rate of 8% per annum payable at term of the note. Additional compensation includes 15,000 shares of the Company's common stock. The Company is currently in negotiation to extend the term of the note.

On January 13, 2006, the Company entered into a $25,000 two-year loan agreement. This agreement bears an interest rate of 12% per annum payable quarterly. Additional compensation includes 1,500 shares of the Company's common stock for every quarter the loan is outstanding.

Subsequent to October 31, 2005, under the current private placement memorandum, the Company has sold 220,000 shares of common stock for $110,000 and paid a commission of $14,300 and issued 11,000 warrants exercisable at $0.50 per share.