Form 10KSB/A
period 2005-10-31
QUANTUM GROUP INC /FL
filed 2006-02-23
CIK 1118847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

================================================================================

AVAILABLE INFORMATION
---------------------


         The public may read and copy any materials filed by The Quantum Group, Inc. (referred to throughout this Report as "our Company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 100 F Street, Washington, D.C. 20549.
The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file reports electronically with the Commission at http://www.sec.gov



FORWARD LOOKING STATEMENTS
--------------------------

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

                             The Quantum Group, Inc.


                 FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2005


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

         The Company is organized in three key operating divisions:


         >> THE QUANTUM GROUP. The Quantum Group, Inc.(QTUM) provides healthcare outsourcing services, systems, technology solutions and venture management to the $1.9 trillion US healthcare system. The Company currently, and/or has in development, a range of strategic services including: managed care contracting, privacy consulting, human resources management, government compliance, financial management, facilities management and healthcare venture/merchant banking. Through its network of subsidiary companies which include Renaissance Health Systems and Quantum Medical Technologies, QTUM strategically addresses many of the administrative needs of managed care organizations, physicians, healthcare facilities and physician associations that bring increased and highly valued efficiencies to this rapidly growing industry.

         >> RENAISSANCE HEALTH SYSTEMS (RHS). The Quantum Group, through its wholly owned subsidiary, Renaissance Health Systems, contracts with HMOs/MCOs in Florida to coordinate the delivery of healthcare services via its proprietary model, "The Community Health System" (CHS), in return for a percentage of Medicare premiums. Quantum delivers its services through a network of over 600 affiliated physicians in south and north central Florida, an area that represents 11 counties, with access to over 16 hospitals. As it expands further into Florida, the company is forecasting to secure an additional 800-1000 individual providers, which will bring the year-end projected total to 1500 providers, and approximately 15 more hospitals next year. The Company executed three managed care contracts (one of which is active, the other two of which are currently in development) in Dade and Broward Counties (Florida's largest Medicare market segment) and Volusia County, and is in discussion with three additional plans. It is important to note that most similar companies engage in exclusive contracts with one, and in rare cases two, managed care organizations. The Renaissance model allows for contracts with a multitude of MCOs thereby increasing its reach and potential for continued growth.

         >> QUANTUM MEDICAL TECHNOLOGIES (QMT). Quantum Medical Technologies (QMT) was incorporated to support the continued growth and development of The Quantum Group and Renaissance Health Systems, in addition to acquiring and developing medical technologies to provide solutions in managed care, and physician outsourcing services - including medical billing, web services, and electronic medical record management. As a result, the Company is dynamically growing an integrated practice management platform that will provide a full HIPPA (Health Insurance Portability and Accountability Act) -compliant medical information system to connect physicians with their patients and payers. The opportunity is to leverage and cross-market this platform into the existing client base of Renaissance Health Services, as well as those physicians utilizing the outsourcing solution services offered by The Quantum Group. Recently, the Company executed an agreement with Biocard Corporation of Miami to acquire its Biocard(SM) and Biorecord(SM) products (electronic patient medical record management).


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

         The Company has also begun to develop a new method to track improvement in patient life style with a patent pending process called QuantumQuotient (sm) or Qx(2) (sm). The Company is exploring validation by a major research university in the U.S.

Renaissance Health Systems, Inc. - Services

         RHS was incorporated in the State of Florida on December 13, 2002. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our senior management team. We intend to specialize in managed care Percentage of Premium (POP) contracting. RHS is creating a new model for healthcare called the Community Health System (CHS) to contract with Florida Managed Care Organizations (MCOs) to manage the care of patients in a proactive and cost effective environment. RHS has secured an agreement with three Florida MCOs.

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

         With Medicare payments to MCOs rising two percent annually in recent years, many insurance executives decided that they could no longer do business with the program because their Medicare-related costs were rising about 10 percent a year. From 1999 to 2003, health plans dropped more than 2.4 million Medicare beneficiaries. Some pulled out of Medicare entirely, while others curtailed their participation by withdrawing from specific counties. The Federal Centers for Medicare and Medicaid Services predicted publicly that as a result of the increased payments, which took effect March 1, 2004, many private plans would return to the Medicare program.

         About 4.6 million beneficiaries, or 11 percent of the 41 million people enrolled in Medicare, are now in MCOs, which have customarily provided drug benefits and preventive care not available in the original fee-for-service program

         The federal government predicts that the Medicare law enacted in December 2003, to encourage people to enroll in MCOs and similar private plans called Preferred Provider Organizations (PPOs), so that by 2007, 35 percent of beneficiaries will be members of such plans. The Secretary of Health and Human Services, described the increased payments as "an investment in our seniors." As a result of the increase Medicare beneficiaries will have more options and better services. Private plans will be able to use the additional money to enhance benefits, to reduce premiums or co-payments paid by beneficiaries, or, as a way of stabilizing the network of healthcare providers who serve the beneficiaries, to increase payments to doctors and hospitals.

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

Healthcare Services

         MCOs, in response to escalating expenditures in healthcare costs, have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care and reduction of hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payers have developed a reimbursement structure called percentage of premium (POP). POP contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population. The providers assume responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. We believe that low cost providers will succeed in the POP environment because such companies have the ability to manage the cost of patient care.

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
------------------------------------------------------------------------------------------------------------------


Strategy Overview -RHS Services

         Management expertise will allow the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCOs have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the CHSs. Under such arrangements MCOs receive premiums from the Center for Medicare Services (CMS), a division of the Department of Health and Human Services, and commercial groups and pass a significant percentage of the premium on to a third party such as RHS, to provide covered benefits to patients including pharmacy and other enhanced services.

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

     o    Dilution and Exposure Relating to Recent Shareholder Vote


         The Company issued shares of common stock to acquire the remaining 80% of Renaissance Health Systems and Quantum Medical Technologies from the majority shareholder of those companies. The majority shareholder had granted 7,175,000 options at $.001 to purchase shares held by Mr. Guilllama. The shareholders of RHS and QMT are beneficial shareholders of the Company, including all executive officers and directors. Therefore, this is clearly not an arms-length transaction; however, management feels it is in the best interest of the Company's current and future shareholders by widely expanding the business strategy, acquiring letters of intents in place and by eliminating distractions from management. As a result of this action and the approval by the board of directors, the Company could face scrutiny by regulators, SEC and IRS; and further could face complaints and/or lawsuit from dissident minority shareholders. In potential offset, the Chairman has proposed to the Board that he will allow restrictions on the shares he would receive in this consolidation to serve as collateral for any successful claims made on anyone as it specifically relates to this transaction. The Company does not have any reason to believe that anyone would object, however if someone objects and successfully wins in a claim against the Company, the Company may not have the resources to defend or prevail in such actions.


     o   Need for Substantial Additional Financing and Going Concern


         From inception to date, the Company has relied upon the sale of common stock in order to maintain its operations. There can be no assurance that the Company will be able to obtain additional financing if, and when, it is needed on terms the Company deems acceptable. The inability of the Company to obtain sufficient additional financing would have a material adverse effect on the Company's ability to implement its business, and as a result, could require the Company to diminish or suspend activities.


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

MANAGEMENT'S PERSPECTIVE AND DEVELOPMENT PLAN FOR THE FISCAL YEAR ENDING OCTOBER 31, 2005


         The Company is a development stage company and has nominal current revenues. The Company has raised a net total of approximately $2,159,900 through Janaury 31, 2006 including approximately $181,400 from loans and stock purchases from our Chairman and net proceeds of approximately $1,978,500 from loans and the sale of stock to others. As of February 1, 2006 management's efforts have been primarily in market research, creating a business model, investigating best practices, business development, negotiations of various contracts and due diligence on potential acquisitions/joint ventures and licensing agreements. It has developed HIPAA compliance manuals and a training material. The Company has created an interactive educational compact disk in conjunction with a public university in Florida. The Company has recently completed developing its first three CHS's. It has secured three medical associations to provide web services and is in negotiations with several others. The Company has acquired a Health Information Platform currently undergoing upgrades.


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

QMEDSELECT (SM)

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

RESULTS OF OPERATIONS

Years ended October 31, 2005 and 2006


         The net expenses for the year ended October 31, 2005 were $1,853,620 compared to $1,119,986 for the year ended October 31, 2004. The increase of $733,633 was primarily due to an increase of $631,132 in personnel related costs which include increases in salaries and personnel related costs of $347,213, consulting fees of $32,440, and stock compensation of $251,480. Salaries and personnel related costs, including stock compensation were $1,238,415, representing 66.8% of the total net expense for the year ended October 31, 2005 as compared to $639,724, representing 57.1% of the total net expenses for the year ended October 31, 2004.


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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd of February, 2005.



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
Date:  February 23, 2006                             Date: February 23, 2006


/s/ Donald B. Cohen                                  /s/ Mark Haggerty
--------------------------------------               ---------------------------
Donald B. Cohen, Director                            Mark Haggerty, Director
Chief Financial Officer
Date:  February 23, 2006                             Date:  February 23, 2006


/s/ James D. Baker
--------------------------------------
                                                     ---------------------------
James D. Baker, Director                             Michael Rosenbaum, Director
Date: February 23, 2006                              Date:
                                                            --------------

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

               THE QUANTUM GROUP, INC.
           (A Development Stage Enterprise)
         Consolidated Statements of Cash Flow
    For the Years Ended October 31, 2005 and 2004



                                                                   Year           Year        July 24, 2001
                                                                   ended          ended       (Inception) to
                                                                 October 31,    October 31,     October 31,
                                                                   2005            2004            2005
                                                                -----------     -----------     -----------
OPERATING ACTIVITIES
    Net (loss)                                                  $(1,853,620)    $(1,119,986)     (3,434,137)
                                                                -----------     -----------     -----------
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                23,186           4,033          30,145
        Amortization of deferred compensation                       226,353          83,975         313,786
        Issuance of stock for compensation                           90,461         196,248         286,709
        Issuance of stock in lieu of cash                            65,463              --          65,463
        Loss on conversion of debt to common stock                       --         135,000         135,000


    Changes in operating assets and liabilities:
        Decrease (increase) in other assets                           6,102         (10,478)         (7,148)
        Increase in accounts payable and accrued
          liabilities                                               396,731         456,291       1,046,191

                                                                -----------     -----------     -----------
        Total adjustments                                           808,296         865,069       1,870,146
                                                                -----------     -----------     -----------

            Net cash used in operating activities                (1,045,324)       (254,917)     (1,563,991)

INVESTING ACTIVITIES
    Purchase of property and equipment                              (71,403)        (44,258)       (120,281)
    Purchase of software                                            (80,000)             --         (90,000)

                                                                -----------     -----------     -----------
            Net cash used in investing activities                  (151,403)        (44,258)       (210,281)
                                                                -----------     -----------     -----------

FINANCING ACTIVITIES
    Proceeds (repayments) on notes payable                          (60,437)         57,515         190,690
    Proceeds from issuance of common stock                        1,299,533         277,878       1,662,411
    Repayments on capital lease obligation                           (3,566)           (492)         (4,058)

                                                                -----------     -----------     -----------
Net cash provided by financing activities                         1,235,530         334,901       1,849,043
                                                                -----------     -----------     -----------

Net increase (decrease) in cash                                      38,803          35,726          74,771

Cash at beginning of period                                          35,968             242              --
                                                                -----------     -----------     -----------

Cash at end of period                                           $    74,771     $    35,968     $    74,771
                                                                ===========     ===========     ===========

    Supplemental disclosures of cash flow information:

        Cash paid during the period for interest                $    53,931     $     2,208     $    56,139

    Supplemental disclosures of non-cash investing and financing activities:

        Assumption of Liabilities of Transform Pack
           International Inc.                                   $        --     $        --     $   120,852
        Common stock and preferred stock issued in
           connection with acquisitions                         $        --     $    23,300     $    23,300
        Capital lease obligations incurred on purchases
           of equipment                                         $        --     $    10,358     $    10,358
        Conversion of convertible note into common stock        $        --     $    30,000     $    30,000
        Acquisition of Biocard assets                           $   315,000     $        --     $   315,000


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


                                                           2005         2004
                                                        ----------   ----------


Income tax (benefit) consists of:
       Current                                          $       --   $       --
       Deferred                                                 --           --
                                                        ----------   ----------
Provision (benefit) for income taxes                    $       --   $       --
                                                        ==========   ==========

Reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                           2005         2004
                                                        ----------   ----------

Taxes computed at combined federal                      $ (630,231)  $ (380,795)
Non-deductible expenses                                         --       46,867
State income taxes, net of federal income tax benefit      (67,286)     (35,652)
                                                        ----------   ----------
Increase (decrease) in deferred tax asset
  valuation allowance                                     (697,517)    (369,580)
                                                        ----------   ----------
       Provision (benefit) for income taxes             $       --   $       --
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

THE QUANTUM GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 8: LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments for these leases at October 31 are as follows:



                                              Capital          Operating
Years Ending October 31,                       Leases           Leases
=========================================================================
                            2006              $   4,200        $   59,661
                            2007                  3,500            32,316
                            2008                     --                --
                            2009                     --                --
                            2010                     --                --
                                              ---------        ----------
Total minimum lease payments                      7,700        $   91,977
Less: amount representing interest                 (819)
                                              ---------
Present value of net minimum leae payments        6,881
Less: current portion                            (3,566)
                                              ---------
Noncurrent portion                            $   3,315
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