Form 10QSB
period 2006-01-31
QUANTUM GROUP INC /FL
filed 2006-03-22
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: January 31, 2006

———————

THE QUANTUM GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA	000-31727	20-0774748
(State or other jurisdiction of	Commission File Number	(IRS Employer
incorporation or organization)		Identification No.)

3460 Fairlane Farms Road, Suite 4, Wellington, Florida 33414

(Address, including zip code, of principal executive offices)

(561) 798-9800

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 15, 2006 the number of the Company’s shares of par value $.001 common stock outstanding was 23,325,560.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statement of Operations

4

Condensed Consolidated Statement of Changes in Deficiency in Assets

Accumulated During the Development Stage

5

Condensed Consolidated Statements of Cash Flows

8

Notes to Condensed Consolidated Financial Statements

10

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.     Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

19

Item 2.     Changes in Securities

19

Item 3.     Defaults Upon Senior Securities

19

Item 4.     Submission of Matters to a Vote of Security-Holders

19

Item 5.     Other Information

19

Item 6.     Exhibits and Reports on Form 8-K

19

SIGNATURE

20

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2006

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,470
Prepaid interest	113,665
Prepaid other	47,667

TOTAL CURRENT ASSETS	163,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $39,280	130,492

GOODWILL	23,300

OTHER ASSETS
Software	395,000
Other	9,569

TOTAL ASSETS	$722,163

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable	$154,504
Accrued liabilities	197,436
Accrued payroll and payroll taxes	817,140
Notes payable and accrued interest – shareholder	192,387
Loans payable – current portion	154,499
Other current liabilities	60,000

TOTAL CURRENT LIABILITIES	1,575,966

LOANS PAYABLE	131,749

CAPITAL LEASE OBLIGATION – net of current portion	2,355

TOTAL LIABILITIES	1,710,070

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE	(987,907)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$722,163

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

	For the three months ended January 31,		For the period July 24, 2001 (inception) to January 31, 2006
	2006	2005

Revenues	$871	$—	$1,990
Medical Costs	$871	$—	$1,990
Gross Profit	$—	$—	$—

General and administrative expenses
Salaries and employee costs	$395,544	$283,624	$2,399,394
Consulting expense	47,840	55,077	504,660
Occupancy	17,093	13,926	124,183
Interest	26,543	9,685	130,926
Depreciation & amortization	9,134	3,588	39,280
Other general & administrative expenses	106,555	56,002	838,404

Total Expenses	602,709	421,902	4,036,847

Net expenses representing net loss	$(602,709)	$(421,902)	$(4,036,847)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	22,795,467	18,605,995

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE

JANUARY 31, 2006

(UNAUDITED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Warrants	Deferred Compensation	Allocated Shares for Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at 10/31/03	—	$—	3,296,885	$3,297	$168,351	—	$(531,192)	$327,150	$(460,531)	$(492,925)

Sale of common stock	—	—	1,188,122	1,188	276,690	—	—	—	—	277,878
Conversion of note payable	—	—	300,000	300	164,700	—	—	—	—	165,000
Issuance of stock - stk grants	—	—	197,269	197	172,551	—	172,748	(172,748)	—	172,748
Amortization of deferred compensation	—	—	—	—	—	—	83,975	—	—	83,975
Stock based compensation	—	—	25,000	25	23,475	—	—	—	—	23,500
Merger - Renaissance Health Systems, Inc.	100,000	100	9,300,000	9,300	—	—	—	—	—	9,400
Merger - Quantum Medical Technologies, Inc.	100,000	100	4,000,000	4,000	—	—	—	—	—	4,100
Deferred compensation-stock grants	—	—	—	—	—	—	(45,950)	45,950	—	—
Grant of stock options	—	—	—	—	79,800	—	(79,800)	—	—	—
Net (loss)	—	—	—	—	—	—	—	—	$(1,119,986)	(1,119,986)

Balance at 10/31/04	200,000	$200	18,307,276	$18,307	$885,567	—	$(400,219)	$200,352	$(1,580,517)	$(876,310)

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Warrants	Deferred Compensation	Allocated Shares for Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at 10/31/04	200,000	$200	18,307,276	$18,307	$885,567	—	$(400,219)	$200,352	$(1,580,517)	$(876,310)

Sale of common stock	—	—	3,590,128	3,590	1,295,944	—	—	—	—	1,299,534
Issuance of stock - stk grants	—	—	176,325	176	134,373	—	232,765	(232,765)	—	134,549
Stock based compensation	—	—	114,000	114	108,716	—	—	—	—	108,830
Stock issued in lieu of cash	—	—	317,572	318	179,750	—	—	—	—	180,068
Cancellation of preferred stock	(200,000)	$(200)	—	—	—	—	—	—	—	(200)
Amortization of deferred compensation	—	—	—	—	—	—	91,379	—	—	91,379
Stock issued for purchase of software	—	—	200,000	200	169,800	145,000	—	—	—	315,000
Deferred compensation-stock grants	—	—	—	—	—	—	(57,683)	57,683	—	—
Deferred compensation-stock options	—	—	—	—	16,350	—	(16,350)	—	—	—
Net (loss)	—	—	—	—	—	—	—	—	(1,853,620)	(1,853,620)

Balance at 10/31/05	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(150,108)	$25,270	$(3,434,137)	$(600,770)

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Warrants	Deferred Compensation	Allocated Shares for Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at 10/31/05	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(150,108)	$25,270	$(3,434,137)	$(600,770)

Sale of common stock	—	—	270,000	270	113,930	—	—	—	—	114,200
Issuance of stock - stk grants	—	—	11,300	11	7,819	—	7,830	(7,830)	—	7,830
Stock based compensation	—	—	39,000	39	31,236	—	—	—	—	31,275
Stock issued in lieu of cash	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	12,267	—	—	12,267
Issuance of stock - loan agreement	—	—	85,000	85	49,915	—	—	—	—	50,000
Net (loss)	—	—	—	—	—	—	—	—	(602,709)	(602,709)

Balance at 1/31/06	—	$—	23,110,601	$23,110	$2,993,400	$145,000	$(130,011)	$17,440	$(4,036,846)	$(987,907)

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

	Three months ended January 31,		July 24, 2001 (inception) to January 31, 2006
	2006	2005

OPERATING ACTIVITIES
Net (loss)	$(602,709)	$(421,904)	$(4,036,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,134	3,588	39,280
Amortization of deferred compensation	20,097	20,840	333,883
Issuance of stock for compensation	31,275	63,613	317,984
Issuance of stock in lieu of cash			65,463
Loss on conversion of debt to common stock			135,000

Changes in operating assets and liabilities:
Decrease (increase) in other assets	31,798	(29,014)	24,650
Increase in accounts payable and accrued liabilities	93,629	232,642	1,139,820

Total adjustments	185,933	291,669	2,056,080

Net cash used in operating activities	(416,776)	(130,235)	(1,980,767)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,000)	(83,040)	(122,281)
Purchase of software			(90,000)

Net cash used in investing activities	(2,000)	(83,040)	(212,281)

FINANCING ACTIVITIES
Proceeds (repayments) on notes payable	(3,060)	(20,647)	187,630
Proceeds on loans payable	237,000		237,000
Proceeds from issuance of common stock	114,200	227,853	1,776,611
Payments on loans payable	(705)		(705)
Repayments on capital lease obligation	(960)	(756)	(5,018)

Net cash provided by financing activities	346,475	206,450	2,195,518

Net increase (decrease) in cash	(72,301)	(6,825)	2,470

Cash at beginning of period	74,771	35,968	—

Cash at end of period	$2,470	$29,143	$2,470

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

	Three months ended January 31,		July 24, 2001 (inception) to January 31, 2006
	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$746	$5,071	$56,885

Supplemental disclosures of non-cash investing and financing activities:
Assumption of Liabilities of Transform Pack International, Inc.	$—	$—	$120,852
Common stock and preferred stock issued in connection with acquisitions	$—	$—	$23,300
Capital lease obligations incurred on purchases of equipment	$—	$—	$10,358
Conversion of convertible note into common stock	$—	$—	$30,000
Acquisition of Biocard assets	$—	$—	$315,000
Issuance of stock as prepaid interest on loans	$63,000	$—	$63,000
Note payable – fixed asset acquisition	$36,953	$—	$36,953

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

Note 1:

Description of Company

On May 28, 2003, Transform Pack International, Inc. (the “Company”) merged with Quantum HIPAA Consulting, Inc (“Quantum”).  On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. (“QTUM”). The shareholders approved a 1 for 10 reverse stock split. The Company is a development stage company with nominal revenues. The Company’s business model is to become a provider of services to the healthcare industry in three complementary areas: providing healthcare services to consumers; developing new technologies for the healthcare delivery system; and outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities and physician associations.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended January 31, 2006, were of a normal, recurring nature. The amounts presented for the three months ended January 31, 2006, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2005, which should be read in conjunction with this quarterly report.

Going Concern

The Company has minimal revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. The Company’s ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2:

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At January 31, 2006 there were no cash equivalents.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Research and Development Costs

Research and development costs are charged to expense when incurred.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

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

Income Taxes

The Company has not recognized any future tax benefit arising from net operating loss carry forwards in the accompanying condensed consolidated financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been established to offset the entire amount of the Company’s net deferred tax asset.

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. There was no impairment of goodwill as of January 31, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended January 31, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

Revenue Recognition

The Company has entered into a full risk contract with a Health Maintenance Organization (HMO). Commencing when the Company has 300 patients, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The Company started treating patients in September 2005, but has not reached the 300 minimum by January 31, 2005. The Company has recorded income relating to the primary care physician’s charges for the three month period ended January 31, 2006. Medical costs associated with the revenue were equal to the revenue.

Stock Compensation

The company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” at January 31, the Company’s net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

	2006	2005

Net loss
As reported	$(602,709)	$(421,904)
Pro forma	$(686,611)	$(462,294)
Loss per share
As reported	$(0.03)	$(0.02)
Pro forma	$(0.03)	$(0.02)

The fair value of each option was estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

Risk-free interest rate	3%
Expected life (years)	3
Expected volatility	1.50
Expected dividends	None

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company believes that the effect of the adoption of SFAS 123R will increase expenses by approximately $750,000 over a period ending October 31, 2009.

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

The Company has 971,696 warrants, with exercises prices ranging from $0.27 to $4.00 per share, and 1,254,448, with exercise prices ranging from $0.40 to $1.50 per share, outstanding at January 31, 2006.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

Note 5:

Incentive Equity and Stock Option Plan

In October 2003 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees and non-employee director’s proprietary interest in Quantum and to align more closely their interests with the interests of the shareholders of Quantum, as well as to enable Quantum to attract and retain the services of experienced and highly qualified employees and non-employees directors.

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

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

A summary of options during the three months ended January 31, 2006 and 2005 is shown below:

	2006			2005
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Common Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	60,000	—		—	—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at October 31,	60,000	—		—	—
Exercisable at October 31,		—			—

Available for issuance at January 31 under the plan		4,940,000			5,000,000

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

Note 6:

Other Common Stock Transactions

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock was determined by the closing market price at the date of grant. The Company recognized $7,830 and $34,269 in compensation expense related to these stock grants for the three month periods ended January 31, 2006 and 2005.

The Company did not record any new deferred compensation during the three month periods ended January 31, 2006 and 2005.

Equity Financing

In December 2004, the Company agreed to sell 370,370 shares of common stock for $100,000. The Company paid a placement company $13,000 in a cash commission and 37,037 warrants exercisable at $0.27.

In December 2004, the Company entered into an agreement with a placement company to raise capital. The placement company will receive a 13% cash commission on the gross proceeds received from the issuance of the shares and 10% stock warrants exercisable at the price of stock sold. During the three month period ended January 31, 2005, the Company received $100,000 for 250,000 shares of common stock. The Company paid $13,000 in cash as commissions and issued 25,000 warrants exercisable at $0.40.

In July 2005, the Company issued a private placement memorandum to sell 3,000,000 shares of common stock for $1,500,000. The Company paid a 13% commission on the gross proceeds received from the issuance of the shares and one stock warrant exercisable at the price of stock sold for every $10 raised. During January 31, 2006, the Company received $135,000 for 270,000 shares of common stock. The Company paid $17,550 in cash as commissions and issued 13,500 warrants.

Note 7:

Notes Payable

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms include interest to be paid quarterly and is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. If the Company repays the loan with the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent.

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000 from a shareholder of the Company. Additional compensation includes 15,000 shares of the common stock. The Company also paid $6,500 commissions to a placement agent. (See Note 10)

Note 8:

Related Party Transactions

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as no payments have been made on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement,

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

Note 8:

Related Party Transactions – (Continued)

the principal balance outstanding is $138,684. No interest was paid during the three month periods ended January 31, 2006 or January 31, 2005. The interest accrued is $53,703 and $72,663 at January 31, 2006 and 2005, respectively.

Note 9:

Acquisition of Software

On December 16, 2004, Quantum Medical Technologies, Inc. entered into an agreement to purchase application systems provider software from a Florida Limited Liability Corporation for $80,000. The software was in developmental stage and has received HIPPA certification. The purchase price is to be paid over a period of 120 days from the date of closing. Upon review and testing by an independent software development company, management has determined that certain representations by the seller were not met and therefore the Company has not made any additional and will not make further payments on the $60,000 outstanding balance payment. The Company is seeking to renegotiate or rescind the purchase with the seller.

Note 10:

Subsequent Events

The Company has received an additional $225,000 proceeds from the sale and issuance of 300,000 shares of stock.

On February 9, 2006, the Company elected a beneficial owner of the $100,000 loan dated December 17, 2006 to the Board of Directors of the Company. Currently, the Company is in negotiations with the lender to extend the term of the loan as the note was not repaid when due. The lender has agreed to extend to due date, but the terms of the note have not been negotiated.

On March 14, 2006, the Company signed an interim 8% Demand Promissory Note in the amount of $100,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis set forth below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended January 31, 2006 and 2005, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words “believes”, “anticipates”, and “expects” and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, economic trends for consumer advertisers, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern

The Company is a development stage company that over the last three years has expensed material sums in creating procedures, manuals and systems to assist the medical community in the implementation of medical regulations. Though the Company has materially finished developing its training programs, additional updates and deployment will be required.

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses and negative cash flows from its development and organization activities and has negative working capital and shareholders’ deficit. Under normal conditions, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. See “Liquidity and Capital Resources,” below.

Results of Operations

Three months ended January 31, 2006 and 2005

The expenses for the three months ended January 31, 2006 were $602,709 compared to $421,902 for the three month period ended January 31, 2005.  The increase of $180,807 was primarily due to an increase of $111,920 in personnel related costs which include salaries and the amortization of deferred compensation.

Liquidity and Capital Resources

At January 31, 2006, the Company had working capital deficit of $1,412,164 as compared to a working capital deficit of $1,177,552 at January 31, 2005.

Cash inflow from financing activities was $346,475 for the three months ended January 31, 2006, compared to $206,450 for the three months ended January 31, 2005. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company will need to secure additional financing during the next 12 months.

The Company executed an agreement with an investment group to raise up to $1,000,000 from foreign investors. These shares are restricted from sale in the United States for a minimum of one year. The Company paid commissions and expenses of 13%, plus legal and support cost relating to this private overseas offering. Additionally, the Company issued 199,170 warrants to purchase common stock at a price of $0.275 per share which expires January 4, 2010.  The Company realized net proceeds from the sale of common stock of $331,731 through December 31, 2004.

During the three month period ended January 31, 2005, the Company entered into an agreement with a placement firm to raise additional working capital. The terms include a 13% cash commission and one warrant for every 10 shares issued. The Company realized net proceeds from the sale of 2,120,370 shares of common stock of $696,000 plus issued 212,037 warrants to purchase common stock at a price ranging from $0.27 to $0.40 per share from this offering which ended June 2005. During the three months ended January 31, 2005 the Company realized $174,000 on the sale of 620,370 shares of common stock and issued 62,037 warrants.

On July 6, 2005, the Company issued a private placement memorandum to sell 3,000,000 shares of common stock at a price of $0.50 per share. The Company agreed to pay a placement agent 13% of the funds raised and grant one warrant, exercisable at $0.50 per share, for every $10 raised. The Company realized net proceeds of $671,031 on the sale of 1,542,600 shares of common stock and issued 77,130 warrants through January 31, 2006. During the three month period ended January 31, 2006, the Company has realized net proceeds from the sale of 270,000 shares of common stock of $117,450 and issued 13,500 warrants.

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms include interest to be paid quarterly and is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. If the Company repays the loan with the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent.

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000. Additional compensation includes 15,000 shares of the common stock. On February 9, 2006, the Company elected a beneficial owner of the $100,000 loan dated December 17, 2006 to the Board of Directors of the Company. Additionally, the Company has not repaid the loan and is currently in negotiations to extend the term of the loan.

On March 10, 2006, the Board of Directors voted to pursue financing with a placement agent. Subsequently, the Company agreed to a Financing Agreement for the Sale of Bridge Securities in the amount of $500,000. This agreement has not closed as of the filing.

On March 14, 2006, the Company signed an interim 8% Demand Promissory Note in the amount of $100,000.

The Company has executed agreements with three managed care organizations, covering 11 counties in Florida. The Company will start generating revenue from these contracts upon regulatory approval of the managed care organizations’ plans in the counties that the Company will provide health care. One of the managed care organizations has received approval, and the Company started recognizing revenue in the month of September 2005. Additionally, the Company has secured Errors and Omission insurance policy to protect it from any potential suits related to its responsibility for the managed care organization.

The Company’s development plan is to identify, negotiate with and acquire business and services that will allow the Company to provide comprehensive consulting services, technological, strategic intelligence and systems that will allow the small to medium size medical organization to provide better care, better medical outcomes and earn more profit. The Company expect to acquire the candidate businesses after extensive due diligence, and then to acquire the business enterprise including cash flow by issuing stock, notes and cash. The Company expects to secure financing for the acquisition by selling common and/or preferred shares, issuing debt or notes and by leveraging the potential acquisition.  There is no assurance that the Company will be able to execute on its plans and, clearly, additional financing will be needed to develop and implement its business plan within the next twelve months.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations, however believes that the effect of the adoption of SFAS 123R will increase expenses approximately $750,000 over a period ending October 31, 2009.

Item 3.

Controls and Procedures

Our Management and resources are limited, as of January 31, 2006 we had only Twenty-two full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and  Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any litigation.

Item 2.

Changes in Securities

On July 6, 2005, the Company issued a private placement memorandum to raise $1,500,000 at a price of $0.50 per share. The terms include a 13% cash commission plus one common stock warrant at a price of $0.50 for every $10.00 raised. The Company realized $671,031 and issued 77,130 warrants through January 31, 2006. During the three month period ended January 31, 2006, the Company has realized net proceeds from the sale of common stock of $117,450 and issued 13,500 warrants. Each investor represented to us that the investor was an “accredited investor”, as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms include interest to be paid quarterly and is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. If the Company repays the loan with the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent.

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000. Additional compensation includes 15,000 shares of the common stock.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security-Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

Exhibits:  Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:  None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date:  March 21, 2006

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President

20