Form 10QSB
period 2006-04-20
QUANTUM GROUP INC /FL
filed 2006-06-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: April 30 , 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 14, 2006 the number of the Company’s shares of par value $.001 common stock outstanding was 24,242,860.

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

14

Item 3.   Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

17

Item 2.   Changes in Securities

17

Item 3.   Defaults Upon Senior Securities

17

Item 4.   Submission of Matters to a Vote of Security-Holders

17

Item 5.   Other Information

18

Item 6.   Exhibits and Reports on Form 8-K

18

SIGNATURE

19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2006

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$12,130
Deferred financing costs	674,467
Prepaid other	90,900

TOTAL CURRENT ASSETS	777,497

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $51,351	130,388

GOODWILL	23,300

OTHER ASSETS
Software	250,000
Other	9,567

TOTAL ASSETS	$1,190,752

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable	$145,882
Accrued liabilities	234,963
Accrued payroll and payroll taxes	974,606
Notes payable and accrued interest - shareholders	425,134
Loans payable - current portion	214,637
Other current liabilities	60,000
TOTAL CURRENT LIABILITIES	2,055,222

LONG TERM DEBT
Loans payable	130,891
Loans payable-shareholders	175,000
Capital lease obligation - net of current portion	1,366
TOTAL LONG TERM DEBT	307,256

TOTAL LIABILITIES	2,187,479

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE	(996,727)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$1,190,752

See accompanying notes to condensed consolidated financial statement

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

FOR THE SIX MONTH ENDED APRIL 30, 2006 AND 2005

					For the period July 24, 2001 (inception) to April 30, 2006
	For the three months ended		For the six months ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Revenues	$7,873	$—	$8,744	$—	$9,863
Medical Costs	$7,873	$—	$8,744	$—	$9,863
Gross Profit	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and employee costs	$420,353	$250,131	$815,897	$533,755	$2,819,747
Consulting expense	34,418	49,195	82,258	104,272	539,078
Occupancy	17,173	14,676	34,266	28,603	141,356
Interest	89,260	8,064	115,803	17,750	220,186
Depreciation & amortization	12,072	4,773	21,206	8,361	51,352
Other general & administrative expenses	135,474	74,415	242,029	130,417	973,878

Total Expenses	$708,750	$401,254	$1,311,459	$823,158	$4,745,597

Net expenses representing net loss	$(708,750)	$(401,254)	$(1,311,459)	$(823,158)	$(4,745,597)

Basic and diluted (loss) per common share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average number of common
shares outstanding	23,773,727	19,737,823	23,276,495	19,162,529

See accompanying notes to condensed consolidated financial statement

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE

APRIL 30, 2006

(UNAUDITED)

	Preferred Stock par value $.001 per share		Common Stock par value $.001 per share
	30,000,000 authorized		170,000,000 authorized		Additional Paid-in Capital	Warrants	Deferred Compensation	Allocated Shares for Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at 10/31/03			3,296,885	3,297	168,351		(531,192)	327,150	(460,531)	(492,925)

Sale of common stock			1,188,122	1,188	276,690					277,878
Conversion of note payable			300,000	300	164,700					165,000
Issuance of stock – stk grants			197,269	197	172,551		172,748	(172,748)		172,748
Amortization of deferred compensation							83,975			83,975
Stock based compensation			25,000	25	23,475					23,500
Merger – Renaissance Health Systems, Inc.	100,000	100	9,300,000	9,300						9,400
Merger - Quantum Medical Technologies, Inc.	100,000	100	4,000,000	4,000						4,100
Deferred compensation stock grants							(45,950)	45,950		—
Grant of stock options					79,800		(79,800)			—
Net (loss)									$(1,119,986)	(1,119,986)

Balance at 10/31/04	200,000	$200	18,307,276	$18,307	$885,567		$(400,219)	$200,352	$(1,580,517)	$(876,310)

Sale of common stock			3,590,128	3,590	1,295,944					1,299,534
Issuance of stock – stk grants			176,325	176	134,373		232,765	(232,765)		134,549
Stock based compensation			114,000	114	108,716					108,830
Stock issued in lieu of cash			317,572	318	179,750					180,068
Cancellation of preferred stock	(200,000)	$(200)								(200)
Amortization of deferred compensation							91,379			91,379
Stock issued for purchase of software			200,000	200	169,800	145,000				315,000
Deferred compensation stock grants							(57,683)	57,683		—
Deferred compensation stock options					16,350		(16,350)			—
Net (loss)									(1,853,620)	(1,853,620)

Balance at 10/31/05	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(150,108)	$25,270	$(3,434,137)	$(600,770)

Sale of common stock			270,000	$270	$113,930					114,200
Issuance of stock – stk grants			11,300	$11	$7,819		$7,830	$(7,830)		7,830
Stock based compensation			39,000	$39	$31,236					31,275
Amortization of deferred compensation							$12,267			12,267
Issuance of stock – loan agreement			85,000	$85	$49,915					50,000
Sale of common stock			400,000	$400	$176,850					177,250
Issuance of stock – stk grants			15,800	$16	$12,064		$12,080	$(12,080)		12,080
Stock based compensation			1,500	$1	$2,599					2,600
Expiration of warrants						$(145,000)				(145,000)
Amortization of deferred compensation							$9,500			9,500
Deferred compensation-cancellation							$13,500	$(13,500)		—
Deferred compensation stock grants							$(108,000)	$108,000		—
Issuance of stock – loan agreement			715,000	$715	$642,785					643,500
Net (loss)									$(1,311,459)	(1,311,459)

Balance at 4/30/06	—	$—	24,242,901	$24,242	$3,827,698	$—	$(202,931)	$99,860	$(4,745,596)	$(996,727)

See accompanying notes to condensed consolidated financial statement

 THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended April 30, 2006	Six Months Ended April 30, 2005	July 24, 2001 (Inception) to April 30, 2006
OPERATING ACTIVITIES
Net (loss)	$(1,311,459)	$(823,158)	(4,745,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,206	8,361	51,352
Amortization of deferred compensation	41,677	43,660	355,463
Issuance of stock for compensation	33,875	127,422	320,584
Issuance of stock in lieu of cash			65,463
Loss on conversion of debt to common stock			135,000
Changes in operating assets and liabilities:
Decrease (increase) in other assets	61,015	682	53,867
Increase in accounts payable and accrued liabilities	349,233	282,173	1,395,424
Total adjustments	507,006	462,298	2,377,153
Net cash used in operating activities	(804,453)	(360,860)	(2,368,444)
INVESTING ACTIVITIES
Purchase of property and equipment	(13,968)	(108,411)	(134,249)
Purchase of software			(90,000)
Net cash used in investing activities	(13,968)	(108,411)	(224,249)
FINANCING ACTIVITIES
Proceeds from loans	468,750	(20,647)	659,440
Proceeds from issuance of common stock	291,450	463,204	1,953,861
Repayments on debt	(4,420)	(1,535)	(8,478)
Net cash provided by financing activities	755,780	441,022	2,604,823
Net increase (decrease) in cash	(62,641)	(28,249)	12,130
Cash at beginning of period	74,771	35,968	—
Cash at end of period	$12,130	$7,719	$12,130
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,895	$29,094	$62,034
Supplemental disclosures of non-cash investing and financing activities:
Assumption of Liabilities of Transform Pack International, Inc.	$—	$—	$120,852
Common stock and preferred stock issued in connection with acquisitions	$—	$—	$23,300
Capital lease obligations incurred on purchases of equipment	$—	$—	$10,358
Conversion of convertible note into common stock	$—	$—	$30,000
Acquisition of Biocard assets	$—	$—	$250,000
Issuaunce of stock as prepaid interest on loans	$693,500	$—	$63,000
Note payable - auto	$36,953		$36,953

See accompanying notes to condensed consolidated financial statement

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

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

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2006, were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2006, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2005, which should be read in conjunction with this quarterly report.

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

Note 2:

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2006 there were no cash equivalents.

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

APRIL 30, 2006

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

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. There was no impairment of goodwill as of April 30, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended April 30, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc. and Quantum Medical Technologies, Inc.

Revenue Recognition

The Company has entered into a full risk contract with a Health Maintenance Organization (HMO). Commencing when the Company has 300 patients, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The Company started treating patients in September 2005, but has not reached the 300 minimum by April 30, 2006. The Company has recorded income relating to the primary care physician’s charges for the six month period ended April 30, 2006. Medical costs associated with the revenue were equal to the revenue.

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

APRIL 30, 2006

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” at April 30, the Company’s net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

	2006	2005

Net loss
As reported	$(1,311,459)	$(365,145)
Pro forma	$(1,464,724)	$(381,745)
Loss per share
As reported	$(0.06)	$(0.11)
Pro forma	$(0.06)	$(0.11)

The fair value of each option was estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

Risk-free interest rate	3%
Expected life (years)	3
Expected volatility	1.50
Expected dividends	None

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company believes that the effect of the adoption of SFAS 123R will increase expenses by approximately $750,000 over a period ending October 31, 2009.

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

The Company has 539,826 warrants, with exercise prices ranging from $0.27 to $0.50 per share, and 1,411,635 with exercise prices ranging from $0.40 to $1.50 per share, exercisable at April 30, 2006.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

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

A summary of options during the six months ended April 30, 2006 and 2005 is shown below:

	2006			2005
		Options			Options
	Incentive Stock Grants	Number of Share	Weighted Average Exercise Price	Common Stock Grants	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	60,000	—		60,000	—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at April 30,	60,000	—		60,000	—
Exercisable at April 30,		—			—
Available for issuance at April 30 under the plan		4,940,000			4,940,000

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(UNAUDITED)

Note 6:

Other Common Stock Transactions

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock was determined by the closing market price at the date of grant. The Company recognized $16,622 and $147,697 in compensation expense related to these stock grants for the six month periods ended April 30, 2006 and 2005. As of April 30, 2006, the Company has 1,411,635 vested options with exercise prices ranging from $0.40 to $1.50 per share and expiring in years between 2008 to 2011. The Company has granted an additional 1,062,452 options which have not been vested as of the quarter ended April 30, 2006 with exercise prices ranging from $0.50 to $1.50 and expiring in years between 2009 and 2014. These options vest between the years 2006 through 2009.

The Company recorded $108,000 and $327,150 of unearned compensation during the six month periods ended April 30, 2005 and 2004, respectively, on the grants of stock and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet

Equity Financing

In December 2004, the Company agreed to sell 370,370 shares of common stock for $100,000. The Company paid a placement company $13,000 in a cash commission and 37,037 warrants exercisable at $0.27.

In December 2004, the Company entered into an agreement with a placement company to raise capital. The placement company was to receive a 13% cash commission on the gross proceeds received from the issuance of the shares and 10% stock warrants exercisable at the price of stock sold. During the three month period ended April 30, 2005, the Company received $100,000 for 250,000 shares of common stock. The Company paid $13,000 in cash as commissions and issued 25,000 warrants exercisable at $0.40.

In July 2005, the Company issued a private placement memorandum to sell 3,000,000 shares of common stock for $1,500,000. The Company paid a 13% commission on the gross proceeds received from the issuance of the shares and one stock warrant exercisable at the price of stock sold for every $10 raised. During the six months ended April 30, 2006, the Company received $335,000 for 670,000 shares of common stock. The Company paid $43,550 in cash as commissions and issued 13,500 warrants. During the quarter ended April 30, 2006, the placement agent and the Company agreed that the warrant compensation should be based upon the number of shares issued rather than the dollars raised, which is consistent with prior agreements with the placement agent.  The Company issued an additional 94,630 warrants.

On April 27, 2006 the Company entered into Financing Agreement for Sale of Bridge Securities. Under the terms of the agreement the Company issued 666,667 shares to the lender and 33,333 shares to the placement agent on March 13, 2006 and recorded the amount as deferred financing costs.  (See Note 7)

Stock Compensation

From time to time, the Company issues stock to employees as length of service rewards and performance rewards. Additionally, the Company will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in the Company’s Incentive Equity and Stock Option Plan. The total shares issued were 40,500 and 97,976 shares for the six month periods ended April 30, 2006 and 2005, respectively.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(UNAUDITED)

Note 7:

Notes Payable

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest payments and is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. If the Company repays the loan within the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent.

Between March 14 and April 28, 2006 the Company entered into three 8% Promissory Notes for a total of $200,000 with the same lender. The notes were due upon the closing of a $501,000 bridge loan which was in negotiation. On April 27, 2006 the Company entered into Financing Agreement for Sale of Bridge Securities. In exchange for $501,000, the Company agreed to a $501,000 8% Secured Promissory Note and 666,667 shares of the Company’s common stock. The Promissory Note matures the earlier of the 80th day following funding or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds of the Company’s $3,000,000 Private Placement. Additionally, the Company issued 33,333 shares of its common stock to the lender as a document preparation fee and will pay $50,000 and issue a five year warrant to purchase 66,667 shares at $0.20 per share to a placement agent. Repayment of the Secured Promissory Note shall be secured by a lien on all tangible and intangible assets of the Company to be evidenced by a Security Agreement in form and substance satisfactory to the lender. The agreement was closed subsequent to the quarter ended April 30, 2006. (See Notes 6 and 10)

Note 8:

Related Party Transactions

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as the Company has not made scheduled payments on the note. The Company is accruing interest, at 18% per annum, monthly on the unpaid principal balance and has classified the note as current as per the agreement, the principal balance outstanding is $149,235. The Company paid $0 and $28,529 in interest during the six month period ended April 30, 2006 and 2005, respectively. The interest accrued is $60,459 and $57,401 at April 30, 2006 and 2005, respectively.

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000 from a shareholder of the Company. Additional compensation includes 15,000 shares of the common stock. Subsequent to the due date, an agreement was reached whereby the Company will pay the lender 15,000 shares per month of the Company’s stock until the note is paid in full and 30,000 shares have been issued as of April 30, 2006. The lender loaned an additional $25,000 in February, 2006 on the same terms as the original note. The note is due upon the funding of the Company’s private placement memorandum dated May 15, 2006. The husband of the lender was elected to the Board of Directors of the Company on February 9, 2006. The Company also paid $6,500 commissions to a placement agent. The Company and the lender have agreed to convert this loan to similar terms as the Financing Agreement for Sale of Bridge Securities. The Company will issue 166,667 shares at the conversion of the debt.

On November 14, 2005, a shareholder advanced the Company $50,000. During the quarter ended April 30, 2006, the Company and the shareholder agreed to an 8% interest rate on the unpaid balance and the Company will issue 10,000 shares of common stock.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(UNAUDITED)

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

Note 10:

Subsequent Events

On May 5, 2006, the Company closed on the $501,000 Financing Agreement for Sale of Bridge Securities. From the funds received, the Company repaid the three Promissory Notes for $200,000 and accrued interest of $1,436 and paid the placement agent $50,000 commission. On June 15, 2006, the Company and the lender agreed to an addendum to the Financing Agreement for the Sale of Bridge Securities, increasing the amount the Company was lent by $150,000 to $651,000.

On June 15, 2006, the Company issued a $3,000,000 Private Placement Memorandum. The offering is for a minimum of 20 units ($1,000,000) and a maximum of 60 units ($3,000,000). Each unit consists of a $50,000 10% Convertible Debenture and a five year warrant to purchase 50,000 shares of common stock exercisable at the conversion price of the Debenture. The conversion price is equal to the lesser of $1.00 per share or 80% of the offering price of the Company’s subsequent public offering or a private offering of $3,000,000 or more. The maturity date of the Debentures is the earlier of the one year anniversary from the date the funds are disbursed to the Company or the completion of a secondary public offering. In conjunction with the offering, the Company has agreed to pay a placement agent a 10% commission of the gross proceeds, an unaccountable expense reimbursement of 3% and a five year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price equal to the conversion price of the Debentures for every unit sold.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis set forth below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the six months ended April 30, 2006 and 2005, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results of Operations

Six months ended April 30, 2006 and 2005

The expenses for the six months ended April 30, 2006 were $1,311,459 compared to $823,158 for the six month period ended April 30, 2005. The increase of $488,301 was primarily due to an increase of $282,142 in personnel related costs which include salaries and the amortization of deferred compensation.

Three months ended April 30, 2006 and 2005

The expenses for the three months ended April 30, 2006 were $708,750 compared to $401,254 for the three month period ended April 30, 2005. The increase of $307,496 was primarily due to an increase of $170,222 in personnel related costs which include salaries and the amortization of deferred compensation.

Liquidity and Capital Resources

At April 30, 2006, the Company had working capital deficit of $1,102,725 as compared to a working capital deficit of $1,248,607 at April 30, 2005.

Cash inflow from financing activities was $755,780 for the six months ended April 30, 2006, compared to $441,022 for the six months ended April 30, 2005. The increase was primarily due to the sale of common stock to outside investors as detailed below. The Company has closed a $501,000 bridge financing and issued a $3,000,000 Private Placement Memorandum since the end of the second quarter, April 30, 2006. On June 5, 2006, the Company signed a letter of intent to acquire a Miami-based billing and collections company. Additionally, the Company executed a Management Agreement and has assumed control of the day to day operations of this billing company until an acquisition can be consummated. The billing company realized unaudited revenue of $254,660 and net profit of $3,005 for the year ended December 31, 2005. The Company will need to secure additional financing during the next 12 months in order to implement its business plan.

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

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000 from a shareholder of the Company. Additional compensation includes 15,000 shares of the common stock. Subsequent to the due date, an agreement was reached whereby the Company will pay the lender 15,000 shares of the Company’s stock per month until the note is paid in full and the Company has issued 30,000 shares of common stock as of April 30, 2006.. The lender loaned an additional $25,000 in February, 2006 on the same terms as the original note. The note is due upon the funding of the Company’s private placement memorandum dated May 15, 2006. The husband of the lender was elected to the Board of Directors of the Company on February 9, 2006. The Company also paid $6,500 commissions to a placement agent. The Company and the lender have agreed to convert this loan to similar terms as the Financing Agreement for Sale of Bridge Securities. The Company will issue 166,667 shares at the conversion of the debt.

Between March 14 and April 28, 2006, the Company entered into three 8% Promissory Notes for a total of $200,000 with the same lender. The notes were due upon the closing of a $501,000 bridge loan which was in negotiation. On April 27, 2006 the Company entered into Financing Agreement for Sale of Bridge Securities. In exchange for $501,000, the Company agreed to a $501,000 8% Secured Promissory Note and 666,667 shares of the Company’s common stock. The Promissory Note matures the earlier of the 80th day following funding or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds of the Company’s $3,000,000 Private Placement. Additionally, the Company issued 33,333 shares of its common stock to the lender for as a document preparation fee and paid $50,000 and issued one five year warrant to purchase 66,667 shares at $0.20 per share to a placement agent. The agreement was closed subsequent to the quarter ended April 30, 2006

On May 15, 2006, the Company prepared a $3,000,000 Private Placement Memorandum. The offering is for a minimum of 20 units ($1,000,000) and a maximum of 60 units ($3,000,000). Each unit consists of a $50,000 8% Convertible Debenture and a five year warrant to purchase 50,000 shares of common stock at an exercisable at the conversion price of the Debenture. The conversion price is equal to the lesser of $1.00 per share or 80% of the offering price of the Company’s subsequent public offering or a private offering of $3,000,000 or more. The maturity date of the Debentures is the earlier of the one year anniversary from the date the funds are disbursed to the Company or the completion of a secondary public offering. In conjunction with the offering, the Company has agreed to pay a placement agent a commission 10% of the gross proceeds, an unaccountable expense reimbursement of 3% and a five year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price equal to the conversion price of the Debentures for every unit sold.

The Company has executed agreements with three managed care organizations (MCO), covering 11 counties in Florida. The Company has started to recognize a minimal amount of revenue through the second quarter ended April 30, 2006 from one of the contracts. Revenue from this contract will significantly increase when the Company goes to full risk, which will occur when the managed care organization reaches 300 members in the 3 counties which the Company has contracted. The Company will start generating revenue from the remaining two contracts upon regulatory approval of the managed care organizations’ plans in the counties that the Company will provide health care. The Company is continually negotiating with other MCOs in order to expand its service area and increase revenue. Additionally, the Company has secured Errors and Omission insurance policy to protect it from any potential suits related to its responsibility for the managed care organization.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations, however believes that the effect of the adoption of SFAS 123R will increase expenses approximately $750,000 over a period ending October 31, 2009.

Item 3.

Controls and Procedures

Our Management and resources are limited, as of April 30, 2006 we had only twenty-two full time employees, of which, three were also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration, collectively these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any litigation.

Item 2.

Changes in Securities

On July 6, 2005, the Company issued a private placement memorandum to raise $1,500,000 at a price of $0.50 per share. The terms include a 13% cash commission plus one common stock warrant at a price of $0.50 for every $10.00 raised. The Company realized net proceeds of $845,031 on the sales of 1,942,600 shares of common stock and issued 99,510 warrants through April 30, 2006. During the six month period ended April 30, 2006, the Company has realized net proceeds from the sale of 670,000 shares of common stock of $291,450 and issued 33,500 warrants. The Company and the placement agent agreed to change the amount of warrants to 10% of shares issued which is consistent with prior agreements with placement agent and therefore, the Company issued an additional 99,510 warrants.  Each investor represented to us that the investor was an “accredited investor”, as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms include interest to be paid quarterly and is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock valued at the closing price of the Company’s stock at the date of the loan and has been classified as deferred financing costs. If the Company repays the loan with the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On December 17, 2005, the Company entered into a 8% 45-day loan agreement for $100,000 from a shareholder of the Company. Additional compensation includes 15,000 shares of the common stock. Subsequent to the due date, an agreement was reached whereby the Company will pay the lender 15,000 shares of the Company’s stock until the note is paid in full. The lender loaned an additional $25,000 in February, 2006 on the same terms as the original note. The note is due upon the funding of the Company’s private placement memorandum dated May 15, 2006. The husband of the lender was elected to the Board of Directors of the Company on February 9, 2006. The Company also paid $6,500 commission to a placement agent. The Company and the lender have agreed to convert this loan to similar terms as the Financing Agreement for Sale of Bridge Securities, see below. The Company will issue 166,667 shares at the conversion of the debt. The Company has issued 30,000 shares to date, in conjunction with this obligation. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On May 5, 2006, in exchange for $501,000, the Company agreed to a $501,000 8% Secured Promissory Note and 666,667 shares of the Company’s common stock. The Promissory Note matures the earlier of the 80th day following funding or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds of the Company’s $3,000,000 Private Placement. Additionally, the Company issued 33,333 shares of its common stock to the lender for as a document preparation fee and paid $50,000 and issued one five year warrant to purchase 66,667 shares at $0.20 per share to a placement agent. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. The lender shall have the option of exchanging the Bridge Shares (666,667) for $501,000 face value of the securities being offered in a public offering.

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

Date: June 19, 2006

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President

19