Form 10KSB/A
period 2005-10-31
QUANTUM GROUP INC /FL
filed 2006-07-10
CIK 1118847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------


                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB


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


         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.


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

[GRAPHIC OMITTED] DaszkalBolton LLP
                  -----------------
                  CERTIFIED PUBLIC ACCOUNTANTS

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -----------------------------------------------------------

To the Board of Directors and Shareholders
The Quantum Group, Inc.

We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. (a Development Stage Company) as of October 31, 2005, and the related consolidated statements of operations, changes in shareholders' deficiency in assets and cash flows for the two years ended October 31, 2005 and 2004 and for the period July 24, 2001 (inception) to October 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2005 and the results of its operations and its cash flows for the two years then ended and for the period July 24, 2001 (inception) to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DaszkalBolton LLP
----------------------
Boca Raton, Florida
February 12, 2006

            2401 NW Boca Raton Boulevard o Boca Raton, FL 33431-6632
                         t: 561.367.1040 f: 561.750.3236
        2401 PGA Boulevard, Suite 196 o Palm Beach Gardens, FL 33410-3500
                        t: 561.367.1040 f: 561.624.1151
   2700 West Cypress Creek Road, Suite D 126 o Fort Lauderdale, FL 33309-1744
                         t: 954.974.3544 f: 954.974.3680
PCAOB Registered                                           www.daszkalbolton.com
                 [GRAPHIC OMITTED] Affiliated Offices Worldwide

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

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE
         Common Stock, par value $.001 per share,
             170,000 shares authorized;
             22,705,301 shares issued and outstanding                    22,705
         Additional paid in capital                                   2,790,500
         Warrants                                                       145,000
         Accumulated deficit                                         (3,434,137)
         Deferred Compensation                                         (124,838)
                                                                    -----------
TOTAL DEFICIENCY IN ASSETS                                             (600,770)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $   733,444
                                                                    ===========

           See accompanying notes to consolidated financial statements

                             THE QUANTUM GROUP, INC.
                      Consolidated Statement of Operations
                        (A Development Stage Enterprise)
                  For the Years Ended October 31, 2005 and 2004


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