Form 10KSB/A
period 2005-10-31
QUANTUM GROUP INC /FL
filed 2006-08-23
CIK 1118847

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

================================================================================

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed solely to correct the dates on the Exhibit
31.1 and 31.2 Certifications which were filed pursuant to the Sarbanes-Oxley Act of 2002. No other changes have been made.