Form 10QSB
period 2006-07-31
QUANTUM GROUP INC /FL
filed 2006-09-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: July 31, 2006

———————

THE QUANTUM GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA	000-31727	20-0774748
(State or other jurisdiction of	Commission File Number	(IRS Employer
incorporation or organization)		Identification No.)

3420 Fairlane Farms Road, Suite C, Wellington, Florida 33414

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 29, 2006 the number of the Company’s shares of par value $.001 common stock outstanding was 27,064,540.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements - Unaudited

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statement of Operations

4

Condensed Consolidated Statement of Changes in Deficiency in Assets

Accumulated During the Development Stage

5

Condensed Consolidated Statements of Cash Flows

7

Notes to Condensed Consolidated Financial Statements

8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.     Controls and Procedures

19

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.     Defaults Upon Senior Securities

20

Item 4.     Submission of Matters to a Vote of Security-Holders

21

Item 5.     Other Information

21

Item 6.     Exhibits

21

SIGNATURE

22

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2006

(A DEVELOPMENT STAGE ENTERPRISE)

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$16,007
Prepaid interest	112,500
Prepaid other	187,071
Other current assets	2,877
TOTAL CURRENT ASSETS	318,455
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $64,316	162,880
GOODWILL	23,300
OTHER ASSETS
Software	250,000
Other	17,713
TOTAL ASSETS	$772,348
LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Accounts payable	$208,630
Accrued liabilities and payroll taxes	410,393
Accrued payroll	1,007,687
Notes payable and accrued interest - shareholder	371,204
Loans payable - current portion	815,780
Other current liabilities	60,000
TOTAL CURRENT LIABILITIES	2,873,694
LONG TERM DEBT
Loans payable	129,641
Capital lease obligation - net of current portion	10,312
TOTAL LONG TERM DEBT	139,953
TOTAL LIABILITIES	3,013,647
COMMITMENTS AND CONTINGENCIES
DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE
Common Stock, par value $.001 per share, 170,000 shares authorized;	25,027
Additional paid in capital	4,365,984
Warrants	44,667
Accumulated deficit	(6,585,581)
Deferred Compensation	(91,396)
TOTAL DEFICIENCY IN ASSETS ACCUMULATED DURING DEVELOPMENT STAGE	(2,241,299)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$772,348

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(A DEVELOPMENT STAGE ENTERPRISE)

FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

	For the three month ended July 31,		For the nine months ended July 31,		For the period July 24, 2001 (inception) to July 31, 2006
	2006	2005	2006	2005
Revenues
Provider network	$13,896	$—	$22,640	$—	$23,759
Provider services	32,782	—	32,782	—	32,782
	$46,678	$—	$55,422	$—	$56,541

Direct Costs
Direct medical costs	$13,896	$—	$22,640	$—	$23,759
Provider services costs	21,752	—	21,752	—	21,752
	$35,648	$—	$44,392	$—	$45,511

Gross Profit	$11,030	$—	$11,030	$—	$11,030

General and adminstrative expenses
Amortization of deferred financing costs	$934,956	$—	$1,012,508	$—	$1,012,508
Salaries and employee costs	498,982	309,759	1,314,879	843,514	3,318,729
Consulting expense	98,713	39,798	180,971	144,070	637,791
Occupancy	31,609	6,067	65,875	34,670	172,965
Interest	80,501	8,235	118,752	25,785	223,135
Depreciation & amortization	12,965	6,333	34,171	14,694	64,316
Other general & adminstrative expenses	193,289	94,276	435,318	224,893	1,167,167

Total Expenses	$1,851,015	$464,468	$3,162,474	$1,287,626	$6,596,611

Net expenses representing net loss	$(1,839,985)	$(464,468)	$(3,151,444)	$(1,287,626)	$(6,585,581)

Basic and diluted (loss) per common share	$(0.07)	$(0.02)	$(0.13)	$(0.07)

Weighted average number of common shares outstanding	24,599,079	21,441,948	23,722,201	19,570,121

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE

JULY 31, 2006

(UNAUDITED)

	Preferred Stock		Common Stock
	par value $.001		par value $.001					Allocated
	per share		per share		Additional			Shares
	30,000,000 authorized		170,000,000 authorized		Paid-in		Deferred	for Deferred	Accumulated	Total
	# of Shares	Amount	# of Shares	Amount	Capital	Warrants	Compensation	Compensation	Deficit	Equity

Balance at 10/31/03	-	$-	3,296,885	$3,297	$168,351	$-	$(531,192)	$327,150	$(460,531)	$(492,925)

Sale of common stock			1,188,122	1,188	276,690					277,878
Conversion of note payable			300,000	300	164,700					165,000
Issuance of stock - stk grants			197,269	197	172,551		172,748	(172,748)		172,748
Amortization of deferred compensation							83,975			83,975
Stock based compensation			25,000	25	23,475					23,500
Merger - Renaissance Health Systems, Inc.	100,000	100	9,300,000	9,300						9,400
Merger - Quantum Medical Technologies, Inc.	100,000	100	4,000,000	4,000						4,100
Deferred compensation-stock grants							(45,950)	45,950		-
Grant of stock options					79,800		(79,800)			-
Net (loss)									$(1,119,986)	(1,119,986)

Balance at 10/31/04	200,000	$200	18,307,276	$18,307	$885,567	$-	$(400,219)	$200,352	$(1,580,517)	$(876,310)

Sale of common stock			3,590,128	3,590	1,295,944					1,299,534
Issuance of stock - stk grants			176,325	176	134,373		232,765	(232,765)		134,549
Stock based compensation			114,000	114	108,716					108,830
Stock issued in lieu of cash			317,572	318	179,750					180,068
Cancellation of preferred stock	(200,000)	(200)								(200)
Amortization of deferred compensation							91,379			91,379
Stock issued for purchase of software			200,000	200	169,800	145,000				315,000
Deferred compensation-stock grants							(57,683)	57,683		-
Deferred compensation-stock options					16,350		(16,350)			-
Net (loss)									(1,853,620)	(1,853,620)

Balance at 10/31/05	-	$-	22,705,301	$22,705	$2,790,500	$145,000	$(150,108)	$25,270	$(3,434,137)	$(600,770)

Sale of common stock			270,000	270	113,930					114,200
Issuance of stock - stk grants			11,300	11	7,819		7,830	(7,830)		7,830
Stock based compensation			39,000	39	31,236					31,275
Stock issued in lieu of cash										-
Amortization of deferred compensation							12,267			12,267
Issuance of stock - loan agreement			85,000	85	49,915					50,000
Net (loss)									(602,709)	(602,709)

Balance at 1/31/06	-	$-	23,110,601	$23,110	$2,993,400	$145,000	$(130,011)	$17,440	$(4,036,846)	$(987,907)

Sale of common stock			400,000	400	176,850					177,250
Issuance of stock - stk grants			15,800	16	12,064		12,080	(12,080)		12,080
Stock based compensation			1,500	1	2,599					2,600
Expiration of warrants						(145,000)				(145,000)
Amortization of deferred compensation							9,500			9,500
Deferred compensation-cancellation							13,500	(13,500)		-
Deferred compensation-stock grants							(108,000)	108,000		-
Issuance of stock - loan agreement			715,000	715	642,785					643,500
Net (loss)									(708,750)	(708,750)

Balance at 4/30/06	-	$-	24,242,901	$24,242	$3,827,698	$-	$(202,931)	$99,860	$(4,745,596)	$(996,727)

Stock in lieu of cash			183,500	184	165,486					165,670
Issuance of stock - stk grants			11,600	12	9,848		9,860	(9,860)		9,860
Stock based compensation			30,750	31	26,669					26,700

See accompanying notes to condensed consolidated financial statements

Issued stock warrants						44,667				44,667
Amortization of deferred compensation							11,675			11,675
Issuance of stock - loan agreement			557,819	558	336,283					336,841
Net (loss)									(1,839,985)	(1,839,985)

Balance at 7/31/06	-	$-	25,026,570	$25,027	$4,365,984	$44,667	$(181,396)	$90,000	$(6,585,581)	$(2,241,299)

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	Nine months ended July 31,		July 24, 2001 (Inception) to July 31, 2006
	2006	2005
OPERATING ACTIVITIES
Net (loss)	$(3,151,444)	$(1,287,626)	$(6,585,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,170	14,694	64,316
Amortization of financing premium	1,012,508	97,067	1,012,508
Amortization of deferred compensation	33,442		347,228
Issuance of stock for compensation	76,015	146,197	362,724
Issuance of stock in lieu of cash	54,000		119,463
Loss on conversion of debt to common stock			135,000
Changes in operating assets and liabilities:
Decrease (increase) in other assets	58,038	(4,449)	50,890
Increase in accounts payable and accrued liabilities	558,644	308,350	1,604,835
Total adjustments	1,826,817	561,859	3,696,964

Net cash used in operating activities	(1,324,627)	(725,767)	(2,888,618)

INVESTING ACTIVITIES
Purchase of property and equipment	(38,164)	(122,429)	(158,445)
Purchase of software			(90,000)
Net cash used in investing activities	(38,164)	(122,429)	(248,445)

FINANCING ACTIVITIES
Proceeds from loans	1,036,000	29,353	1,226,690
Proceeds from issuance of common stock	291,450	985,204	1,953,861
Repayments on debt	(23,423)	(2,337)	(27,481)

Net cash provided by financing activities	1,304,027	1,012,220	3,153,070

Net increase (decrease) in cash	(58,764)	164,024	16,007

Cash at beginning of period	74,771	35,968	—

Cash at end of period	$16,007	$199,992	$16,007

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$29,880	$55,175	$72,315

Supplemental disclosures of non-cash investing and financing activities:
Assumption of Liabilities of Transform Pack International, Inc.	$—	$—	$120,852
Common stock and preferred stock issued in connection with acquisitions	$—	$—	$23,300
Capital lease obligations incurred on purchases of equipment	$19,260	$—	$29,618
Conversion of convertible note into common stock	$—	$—	$30,000
Acquisition of Biocard assets	$—	$—	$315,000
Issuance of stock as deferred finance costs on loans	$1,025,841	$—	$1,025,841
Note payable - fixed asset	$36,953	$—	$36,953

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 1:

Description of Company

On May 28, 2003, Transform Pack International, Inc. (the “Company”) merged with Quantum HIPAA Consulting, Inc (“Quantum”). On January 30, 2004, the shareholders of the Company approved the reincorporation of the Company under the name of The Quantum Group, Inc. (“QTUM”). The shareholders approved a 1 for 10 reverse stock split. The Company is a development stage company with nominal revenues. The Company’s business model is to become a provider of services to the healthcare industry in three complementary areas: providing healthcare services to consumers through our provider network; providing ancillary services to physicians, such as medical billing and insurance and developing new technologies for interconnecting the healthcare delivery system.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the nine months ended July 31, 2006, were of a normal, recurring nature. The amounts presented for the nine months ended July 31, 2006, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2005, which should be read in conjunction with this quarterly report.

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

Note 2:

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2006, there were no cash equivalents.

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

JULY 31, 2006

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

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. There was no impairment of goodwill as of July 31, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended July 31, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Billing, Inc. and The Quantum Agency.

Revenue Recognition

The Company has entered into a full risk contract with a Health Maintenance Organization (HMO). Commencing when the Company has 300 patients, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The Company started treating patients in September 2005, but has not reached the 300 minimum by July 31, 2006. The Company has recorded income relating to the primary care physician’s charges for the nine month period ended July 31, 2006. Medical costs associated with the revenue were equal to the revenue.

In June 2006, the Company entered into a management agreement with a medical billing and collection company. Under the terms of the agreement, the Company paid an amount to the billing and collection company and assumed all management responsibility and financial risk of the operation of the business. The Company has included all the revenues and expenses for this operation in the Company’s condensed consolidated financial statements. Revenues are recorded upon the collection of billed service for their clients.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” at July 31, 2006, the Company’s net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

	2006	2005

Net loss
As reported	$(3,151,444)	$(1,287,626)
Pro forma	$(3,376,156)	$(1,307,161)
Loss per share
As reported	$(0.13)	$(0.07)
Pro forma	$(0.14)	$(0.08)

The fair value of each option was estimated on the date of grant using the fair market value option-pricing model with the following assumptions:

Risk-free interest rate	3%
Expected life (years)	3
Expected volatility	1.50
Expected dividends	None

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company believes that the effect of the adoption of SFAS 123R will increase expenses by approximately $500,000 over a period ending October 31, 2009.

Note 3:

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

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

The Company has 626,493 warrants, with exercise prices ranging from $0.20 to $0.50 per share, and 1,542,240 with exercise prices ranging from $0.40 to $1.50 per share, exercisable at July 31, 2006.

Note 5:

Accrued Liabilities

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

Accrued liabilities consisted of the following at July 31, 2006

Accrued Expenses

$216,903

Delinquent Payroll Taxes and Penalties

104,551

Accrued Interest

65,281

Other

23,658

Note 6:

Incentive Equity and Stock Option Plan

In October 2003 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees’ and non-employee directors’ proprietary interest in Quantum and to align more closely their interests with the interests of the shareholders of Quantum, as well as to enable Quantum to attract and retain the services of experienced and highly qualified employees and non-employee directors.

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

The Company has reserved 5,000,000 shares of common stock under the plan. The board of directors, or a committee of the board of directors, will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan options to be granted, the number of shares subject to each plan options and the plan option price.

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers; directors; and key employees of and consultants to Quantum will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of Quantum who are employed by Quantum, or by any subsidiary thereof, are eligible to receive incentive options.

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

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 6:

Incentive Equity and Stock Option Plan (continued)

A summary of options during the nine months ended July 31, 2006 and 2005 is shown below:

	2006			2005
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	IncentiveStock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	60,000	—		60,000	—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at July 31,	60,000	—		60,000	—
Exercisable at July 31,		—			—

Available for issuance at July 31 under the plan		4,940,000			4,940,000

Note 7:

Other Common Stock Transactions

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock is determined by the closing market price at the date of grant. The Company recognized $47,666 and $104,787 in compensation expense related to these stock grants for the nine month periods ended July 31, 2006 and 2005. As of July 31, 2006, the Company has 1,542,240 vested options with exercise prices ranging from $0.40 to $1.50 per share and expiring in years 2008 through 2011. The Company has granted an additional 971,847 options which have not been vested as of the quarter ended July 31, 2006 with exercise prices ranging from $0.50 to $1.50 and expiring in years between 2009 and 2014. These options vest between the years 2006 and 2009.

The Company recorded $108,000 and $0 of unearned compensation during the nine month periods ended July 31, 2006 and 2005, respectively, on the grants of stock and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The value of the stock is determined by the closing market price on the date of grant and is amortized over a three-month period.

Equity Financing

On July 6, 2005, the Company issued a private placement memorandum to raise $1,500,000 at a price of $0.50 per share. The terms include a 13% cash commission plus one common stock warrant at a price of $0.50 for every $10.00 raised. The Company realized net proceeds of $845,031 on the sales of 1,942,600 shares of common stock and issued 99,510 warrants through May 3, 2006. The Company and the placement agent agreed to change the amount of warrants to 10% of shares issued which is consistent with prior agreements with the placement agent and therefore, the Company issued an additional 99,510 warrants.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 7:

Other Common Stock Transactions (continued)

Stock Compensation

From time to time, the Company issues stock to employees as length of service rewards and performance rewards. Additionally, the Company will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in the Company’s Incentive Equity and Stock Option Plan. The total shares issued were 101,000 and 188,188 shares for the nine month periods ended July 31, 2006 and 2005, respectively. The value of the stock is determined by the closing market price on the date earned.

Note 8:

Notes Payable

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest payments and the loan is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. If the Company repays the loan within the first 365 days, the lender will return 17,500 of the shares and if the loan is repaid during the second year, the lender will return 3,000 shares. The Company also paid $6,500 in commissions to a placement agent.

On May 5, 2006, the Company agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement includes an issuance of an 8% Secured Promissory Note and, as additional consideration, the Company issued 666,667 shares of the Company’s common stock. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 66,667 shares of the Company’s common stock at a price of $0.20 per share and a documentation fee of 33,333 shares of the Company’s common stock. The common stock issued has registration rights. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. The note was to mature upon the earlier of the 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and the Company issued 33,333 shares, as per the terms of the agreement. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $501,000, was included in the amount loaned. (See Note 11)

In June 2006, the Company signed six 8% promissory notes for $25,000 each. The notes were issued pursuant to the May 5, 2006 Bridge Financing Agreement with the lead investor. Each lender was issued 33,333 shares of the Company’s common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. The terms of the notes were the same as the Bridge Financing Agreement. These notes were not paid at maturity, July 14, 2006, therefore the interest rate was adjusted to 18% retroactively to closing date. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, the Bridge Financing Agreement, was included in the amount loaned. (See Note 11)

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company have agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 303,030 additional shares. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. (See Note 11)

On July 27, 2006, the Company signed a $60,000 24% demand promissory note with the lead investor. (See Note 11)

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 9:

Related Party Transactions

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as the Company has not made scheduled payments on the note. The Company is accruing interest at 18% per annum monthly on the unpaid principal balance and has classified the note as current as per the agreement. The principal balance outstanding is $146,154. The Company paid $0 and $55,176 in interest during the nine month period ended July 31, 2006 and 2005, respectively. The interest accrued is $67,067 and $39,107 at July 31, 2006 and 2005, respectively.

On November 14, 2005, a shareholder advanced the Company $50,000. During the quarter ended July 31, 2006, the Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 10,000 shares of common stock. The Company and the lender agreed to extend the loan with terms consistent with the Interim Bridge Financing Agreement dated August 21, 2006 and the Company will issue an additional 151,515 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. (See Note 10)

On December 16, 2005, the Company executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due January 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 15,000 shares of the Company’s common stock per month for each month the debt is outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the Board of Directors of the Company. On February 25, 2006, an additional $25,000 was advanced to the Company by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which includes the issuance of 166,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. This loan was not repaid at maturity and is in default converting the interest rate to 18% from May 5, 2006.

Note 10:

Acquisition of Software

On December 16, 2004, Quantum Medical Technologies, Inc. entered into an agreement to purchase application systems provider software from a Florida Limited Liability Corporation for $80,000. The software was in developmental stage and has received HIPPA certification. The purchase price was to be paid over a period of 120 days from the date of closing. Upon review and testing by an independent software development company, management has determined that certain representations by the seller were not met and therefore the Company has not made any additional payments and will not make further payments on the $60,000 outstanding balance. The Company is seeking to renegotiate or rescind the purchase with the seller.

THE QUANTUM GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

Note 11:

Subsequent Events

In August and September 2006, the Company agreed with the lead lender to execute various 24% promissory notes totaling an additional $223,000, for a total of $283,000, which includes the $60,000 promissory note dated July 27, 2006. These notes were rolled into the $300,000 credit line included in the Interim Bridge Financing Agreement, dated August 21, 2006.

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $651,000, and raise an additional $349,000. The agreement provides for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. This agreement matures on the earlier of September 29, 2006 or out of the proceeds from a private placement. As additional compensation and when the Company receives the entire proceeds from the loan, the lenders will receive 3,072,732 shares of the Company’s common stock, which includes 909,091 shares for the credit line. Had the 3,072,732 shares been outstanding at July 31, 2006, the loss per share would have been ($0.07) and ($0.12) for the three months ended and the nine months ended July 31, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis set forth below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended July 31, 2006 and 2005, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern

The Company is a development stage company that over the last three years has expensed material sums in developing its provider networks, creating procedures, manuals, infrastructure and systems to support the provider networks and contracting with managed care organizations.

As shown in the accompanying condensed financial statements, the Company has incurred recurring losses and negative cash flows and minimal revenues from its development and organization activities and has negative working capital and shareholders’ deficit. Under normal conditions, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be able to successfully implement its plans to generate additional investor interest and raise additional capital, or if such plans are successfully implemented, that the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, it may be required to modify its growth and developmental plans, or be forced to severely limit development operations or cease operations completely.

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

Results of Operations

Nine months ended July 31, 2006 and 2005

Revenues for the nine months ended July 31, 2006 were $55,422 compared to $0 for the nine month period ended July 31, 2005. The increase is due to the activation of certain HMO contracts and the addition of the management agreement for the billing and collection company. The provider network revenue will remain minimal until the HMO contracts begin full risk.

The expenses for the nine months ended July 31, 2006 were $3,162,474 compared to $1,287,626 for the nine month period ended July 31, 2005. The increase of $1,874,848 was primarily due to an increase of $1,012,508 in the amortization of deferred financing costs related to the issuance of common stock associated with our financing activities and $471,365 in personnel related costs which include salaries and the amortization of deferred compensation.

Three months ended July 31, 2006 and 2005

The expenses for the three months ended July 31, 2006 were $1,851,015 compared to $464,468 for the three month period ended July 31, 2005. The increase of $1,386,547 was primarily due to an increase of $934,956 in the amortization of deferred financing costs related to the issuance of common stock associated with our financing activities and $189,223 in personnel related costs which include salaries and the amortization of deferred compensation.

Liquidity and Capital Resources

At July 31, 2006, we had working capital deficit of $2,555,239 as compared to a working capital deficit of $1,137,194 at July 31, 2005.

Cash inflow from financing activities was $1,304,027 for the nine months ended July 31, 2006, compared to $1,012,220 for the nine months ended July 31, 2005. The increase was primarily due to the increase in debt as detailed below. On August 21, 2006, we closed on a $1,000,000 Interim Bridge Financing Agreement, which includes an additional $300,000 line of credit. We also had $104,551 in delinquent payroll taxes at July 31, 2006 and $113,308 currently remain delinquent. We intend to borrow money from the Interim Bridge Agreement funds to pay the delinquent taxes .

On May 5, 2006, we agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement includes an issuance of an 8% Secured Promissory Note and as additional consideration we issued 666,667 shares of the Company’s common stock. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 66,667 shares of the Company’s common stock at a price of $0.20 per share and a documentation fee of 33,333 shares of the Company’s common stock. The common stock issued has registration rights. The note was to mature upon the earlier of the 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and we issued 33,333 shares, as per the terms of the agreement. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $501,000, was included in the amount loaned. In June 2006, we signed six 8% promissory notes for $25,000 each. The notes were issued pursuant to Bridge Financing Agreement with the lead investor. Each lender was issued 33,333 shares of the Company’s common stock. These notes were not paid at maturity, July 14, 2006, therefore the interest rate was adjusted to 18% retroactively to the closing date. On August 21, 2006, we signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $651,000, and raise an additional $349,000. The agreement also provides for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. This agreement matures on September 29, 2006 or out of the proceeds from a private placement. As additional compensation, the lenders receive 3,072,732 shares of the Company’s common stock, which include 909,091 shares for the credit line. Between the period July 27, 2006 and August 30, 2006, the Company and the lead lender executed various 24% promissory notes totaling $283,000. These notes were rolled into the $300,000 credit line included in the Interim Bridge Financing Agreement.

On July 6, 2006, we signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except that the note matures the earlier of 80 days from the funding of the note or out of the proceeds from a private placement. . The note is unsecured. The lender and the Company have agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 303,030 additional shares.

We have executed agreements with three managed care organizations (MCO), covering 3 counties in Florida. We have started to recognize a minimal amount of revenue through the third quarter ended July 31, 2006 from one of the contracts. Revenue from this contract will significantly increase when we go to full risk, which will occur when the managed care organization reaches 300 members in the 3 counties which we have contracted. We will start generating revenue from the remaining two contracts upon regulatory approval of the managed care organizations’ plans in the counties in which we will provide health care. We are continually negotiating with other MCOs in order to expand its service area and increase revenue. Additionally, we have secured Errors and Omission insurance policy to protect it from any potential suits related to its responsibility for the managed care organization.

Our development plan includes the identification, negotiation with and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive provider network services including medical management systems, billing and collection and other complementary services that will allow the small to medium size medical organization to provide better care, better medical outcomes and earn more profit. We expect to acquire or joint venture with candidate businesses after extensive due diligence. If the candidate business is to be acquired we expect to secure financing for the acquisition by selling common and/or preferred shares, issuing debt or notes and by leveraging the potential acquisition.

We require additional capital, in the short term, in order to continue our operations, and payoff the Interim Bridge Financing and $275,000 in short term debt. Additionally, there is no assurance that we will be able to execute on our plans and, clearly, to continue our operations and to implement our current business plan, we will require significant additional long term financing.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after December 15, 2005. We believe that the effect of the adoption of SFAS 123R will increase expenses approximately $500,000 over a period ending October 31, 2009.

Item 3.

Controls and Procedures

Our Management and resources are limited. As of July 31, 2006 we had only twenty-eight full time employees, of which three are also officers and directors of the Company. These positions are President/CEO, CFO and Vice President of Administration. Collectively, these officers have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, and both our limited developmental history as well as the size of our organization, our management has concluded that we have adequate disclosure controls. However, we must improve procedures for effective and timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Management expects to add additional controls and personnel in the near future as capital becomes available. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due January 31, 2006 and bears an interest rate of 8% per annum payable at term of the note. Additional compensation includes 15,000 shares of the Company’s common stock per month for each month the debt is outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the Board of Directors of the Company. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which includes the issuance of 166,667 shares of common stock. This loan was not repaid at maturity and is in default converting the interest rate to 18% from May 5, 2006

On May 5, 2006, the Company agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement included an issuance of an 8% Secured Promissory Note and, as additional consideration, the Company is to issue 666,667 shares of the Company’s common stock. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 66,667 shares of the Company’s common stock at a price of $0.20 per share and a documentation fee of 33,333 shares of the Company’s common stock. The common stock issued has registration rights.. The note was to mature upon the earlier of 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and the Company issued 33,333 shares, as per the terms of the agreement. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $501,000, was included in the amount loaned. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

In June 2006, the Company signed six 8% promissory notes for $25,000 each. The notes were issued pursuant to Bridge Financing Agreement with the lead investor. Each lender was issued 33,333 shares of the Company’s common stock. The terms of the notes were the same as the Bridge Financing Agreement. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company have agreed to extend the loan consistent with the Interim Bridge Financing agreement dated August 21, 2006. Under this agreement, the lender will be issued 303,030 additional shares. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

Item 3.

Defaults Upon Senior Securities

The $501,000 Bridge Financing Agreement dated May 5, 2006 and the six 8% promissory notes totaling $150,000, originated in June 2006, were due July 14, 2006 and are in default. The lead lender and the Company signed an Interim Bridge Financing Agreement, dated on August 21, 2006, for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $651,000.

Additionally, the Rosenbaum note for $125,000 carried the same terms as the Bridge Financing Agreement dated May 5, 2006 and was in default and the Company has been contacted by an attorney representing Rosenbaum.

Item 4.

Submission of Matters to a Vote of Security-Holders

On August 31, 2006, the Company held an annual shareholder meeting. Of the 24,979,209 shares outstanding on July 21, 2006, 13,489,605 shares voted. The shareholders voted 13,428,567 for, 0 against and 50,000 abstentions to reelect the current Board to serve until the shareholder meeting in 2007; 13,475,598 for, 0 against and 2,969 abstentions to appoint the public accounting firm of Daszkal, Bolton, LLP as its independent auditors for the year ending October 31, 2006; and 13,340,798 for, 134,800 against and 2,969 abstentions to effectuate a reverse stock split of the Company’s common stock at a future date to be determined by the Board of Directors of the Company.

Item 5.

Other Information

None

Item 6.

Exhibits

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

Date:  September 19, 2006

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President

22