Form 10QSB/A
period 2006-07-06
QUANTUM GROUP INC /FL
filed 2006-09-20
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

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

16

Item 3.     Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.     Defaults Upon Senior Securities

19

Item 4.     Submission of Matters to a Vote of Security-Holders

20

Item 5.     Other Information

20

Item 6.     Exhibits

20

SIGNATURE

21

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

See accompanying notes to condensed consolidated financial statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
ACCUMULATED DURING THE DEVELOPMENT STAGE

JULY 31, 2006

(UNAUDITED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Warrants	Deferred Compensation	Allocated Shares for Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at 10/31/03	—	$—	3,296,885	$3,297	$168,351	$—	$(531,192)	$327,150	$(460,531)	$(492,925)
Sale of common stock			1,188,122	1,188	276,690					277,878
Conversion of note payable			300,000	300	164,700					165,000
Issuance of stock - stk grants			197,269	197	172,551		172,748	(172,748)		172,748
Amortization of deferred compensation							83,975			83,975
Stock based compensation			25,000	25	23,475					23,500
Merger - Renaissance Health Systems, Inc.	100,000	100	9,300,000	9,300						9,400
Merger - Quantum Medical Technologies, Inc.	100,000	100	4,000,000	4,000						4,100
Deferred compensation stock grants							(45,950)	45,950		—
Grant of stock options					79,800		(79,800)			—
Net (loss)									$(1,119,986)	(1,119,986)
Balance at 10/31/04	200,000	$200	18,307,276	$18,307	$885,567	$—	$(400,219)	$200,352	$(1,580,517)	$(876,310)
Sale of common stock			3,590,128	3,590	1,295,944					1,299,534
Issuance of stock - stk grants			176,325	176	134,373		232,765	(232,765)		134,549
Stock based compensation			114,000	114	108,716					108,830
Stock issued in lieu of cash			317,572	318	179,750					180,068
Cancellation of preferred stock	(200,000)	(200)								(200)
Amortization of deferred compensation							91,379			91,379
Stock issued for purchase of software			200,000	200	169,800	145,000				315,000
Deferred compensation stock grants							(57,683)	57,683		—
Deferred compensation stock options					16,350		(16,350)			—
Net (loss)									(1,853,620)	(1,853,620)
Balance at 10/31/05	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(150,108)	$25,270	$(3,434,137)	$(600,770)
Sale of common stock			270,000	270	113,930					114,200
Issuance of stock - stk grants			11,300	11	7,819		7,830	(7,830)		7,830
Stock based compensation			39,000	39	31,236					31,275
Stock issued in lieu of cash										—
Amortization of deferred compensation							12,267			12,267
Issuance of stock – loan agreement			85,000	85	49,915					50,000
Net (loss)									(602,709)	(602,709)
Balance at 1/31/06	—	$—	23,110,601	$23,110	$2,993,400	$145,000	$(130,011)	$17,440	$(4,036,846)	(987,907)
Sale of common stock			400,000	400	176,850					177,250
Issuance of stock - stk grants			15,800	16	12,064		12,080	(12,080)		12,080
Stock based compensation			1,500	1	2,599					2,600
Expiration of warrants						(145,000)				(145,000)
Amortization of deferred compensation							9,500			9,500
Deferred compensation cancellation							13,500	(13,500)		—
Deferred compensation stock grants							(108,000)	108,000		—
Issuance of stock – loan agreement			715,000	715	642,785					643,500
Net (loss)									(708,750)	(708,750)
Balance at 4/30/06	—	$—	24,242,901	$24,242	$3,827,698	$—	$(202,931)	$99,860	$(4,745,596)	$(996,727)
Stock in lieu of cash			183,500	184	165,486					165,670
Issuance of stock - stk grants			11,600	12	9,848		9,860	(9,860)		9,860
Stock based compensation			30,750	31	26,669					26,700
Issued stock warrants						44,667				44,667
Amortization of deferred compensation							11,675			11,675
Issuance of stock – loan agreement			557,819	558	336,283					336,841
Net (loss)									(1,839,985)	(1,839,985)
Balance at 7/31/06	—	$—	25,026,570	$25,027	$4,365,984	$44,667	$(181,396)	$90,000	$(6,585,581)	$(2,241,299)

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

Income Taxes

The Company has not recognized any future tax benefit arising from net operating loss carry forward in the accompanying condensed consolidated financial statements in accordance with the provisions of SFAS No. 109, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been established to offset the entire amount of the Company’s net deferred tax asset.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended July 31, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Billing, Inc., and The Quantum Agency.

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
410,393

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

The Company recorded $108,000 and $0 of unearned compensation during the nine month periods ended July 31, 2006 and 2005, respectively, on the grants of stock and recorded the unvested shares as Deferred Compensation - Allocated Shares in the equity section of the balance sheet. The value of the stock is determined by the closing market price on the date of grant and is amortized over a three- year period.

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

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $651,000, and raise an additional $349,000. The agreement provides for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. This agreement matures on the earlier of September 29, 2006 or out of the proceeds from a private placement. As additional compensation and when the Company receives the entire proceeds from the loan, the lenders will receive 3,072,732 shares of the Company’s common stock, which includes 909,091 shares for the credit line. Had the 3,072,732 shares been outstanding at July 31, 2006, the loss per share would have been ($0.07) and ($0.13) for the three months ended and the nine months ended July 31, 2006.

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

We have executed agreements with three managed care organizations (MCO), covering 3 counties in Florida. We have started to recognize a minimal amount of revenue through the third quarter ended July 31, 2006 from one of the contracts. Revenue from this contract will significantly increase when we go to full risk, which will occur when the managed care organization reaches 300 members in the 3 counties which we have contracted. We will start generating revenue from the remaining two contracts upon regulatory approval of the managed care organizations’ plans in the counties in which we will provide healthcare. We are continually negotiating with other MCOs in order to expand its service area and increase revenue. Additionally, we have secured E rrors and Omission insurance policy to protect it from any potential suits related to its responsibility for the managed care organization.

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

21