Form 10KSB
period 2006-10-31
QUANTUM GROUP INC /FL
filed 2007-02-13
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-KSB

———————

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended October 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-31727

———————

THE QUANTUM GROUP, INC.

(Name of registrant as specified in its charter)

Nevada	20-0774748
(State or other jurisdiction of	(I.R.S. Employer Identification No)
Incorporation or organization)

3420 Fairlane Farms Road, Suite C

Wellington, Florida  33414

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (561) 798-9800

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)  of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Revenues for the most recent fiscal year: $95,253

The aggregate market value of the Registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $3,559,300 (computed using the closing price of $.18 per share of Common Stock on January 31, 2007, as reported by OTCBB, based on the assumption that directors, officers and more than 5% stockholders are affiliates).

There were 34,716,523 shares of the registrant’s Common Stock, par value $.001 per share, outstanding on January 31, 2007.

General

Unless other wise indicated or the context otherwise requires, all references in the Form 10-KSB to “we”, “us”, “our”, “Quantum” or the “Company” refer to The Quantum Group, Inc. and its consolidated subsidiaries. All references to a “Fiscal” year refer to our fiscal year which ends October 31. As used herein, Fiscal 2007 refers to the fiscal year ended October 31, 2007, Fiscal 2006 refers to fiscal year ended October 31, 2006 and Fiscal 2005 refers to the fiscal year ended October 31, 2005

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect us is frequently detailed in our Company’s reports filed with the Commission. This Report contains “forward-looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Form 10QSB, Form 8K, Form 14-C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company’s control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could materially differ from those indicated in the forward-looking statements.

The Quantum Group, Inc.

FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2006

TABLE OF CONTENTS

Item 1.     Description of Business

1

Item 2.     Description of Property

21

Item 3.     Legal Proceedings

21

Item 4.     Submission of Matters to a Vote of Security Holders

21

Item 5.     Market for Common Equity and Related Stockholder Matters

22

Item 6.     Management’s Discussion and Analysis

23

Item 7.     Financial Statements

26

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

26

Item 8A.  Controls and Procedures

26

Item 9.     Directors, Executive Officers, Promoters and Control Persons of the Registrant;

Compliance with Section 16(A) of the Exchange Act

28

Item 10.   Executive Compensation

31

Item 11.   Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

33

Item 12.   Certain Relationships and Related Transactions

34

Item 13.   Exhibits

35

Item 14.   Principal Accountant Fees and Services

36

SIGNATURES

37

INDEX TO FINANCIAL STATEMENTS

F-1

PART I

Item 1.

Description of Business

Introduction

The Quantum Group, Inc. (the terms “Company”, “us”, “Quantum” and/or “we” and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a Nevada corporation based in Wellington, Florida.

We currently have nominal revenues as we are building our Provider Systems and Provider Support Services. From inception, management’s efforts have been primarily focused on negotiations of managed care contacts, contracting a base of physicians, building support staff, market research, business development,  developing a utilization team, developing system procedures and training  personnel, and due diligence on potential acquisitions, joint ventures and licensing agreements  In other types of industries, all of these may have been referred to as research and development, in healthcare it is generally referred to as infrastructure development. During 2005 and 2006, we negotiated contracts with five Managed Care Organizations (MCOs), three of which are currently operational; the remaining two are currently in development. We have assembled a provider relations department that has contracted with over 1,200 physicians, ancillary providers and hospitals. We believe we are Florida’s largest independent provider network, and we expect to be doing business only in Florida for the next few years.

Our business model is to become Florida’s leading provider of support services to the healthcare industry in three complementary areas: providing leading edge healthcare provider systems to consumers; provider support services for physicians, MCOs, healthcare facilities and physician associations; and developing provider technology solutions to create a more effective and responsive healthcare system.

The Company is organized in three key operating divisions:

➢

Renaissance Health Systems (RHS) (Provider Systems). Renaissance Health Systems which contracts with MCOs in Florida to coordinate the delivery of healthcare services via its proprietary model, the Community Health System (CHS), generally in return for a percentage of Medicare reimbursement rates. We deliver our services through a network of over 1,200 affiliated physicians in south and central Florida, an area that represents 22 counties, with access to over 50 hospitals. As we expand further into Florida, we anticipate securing an additional 1,300 individual providers over the next twelve months. Similar companies engage in exclusive contracts with one managed care organization (in rare cases two), while we have executed five managed care contracts; three of which are active, and are generating minimal revenues, two are expected to be operational January 1, 2008. We are also in discussions with two additional plans. The Renaissance model allows for contracts with a multitude of MCOs thereby increasing its reach, diversification and potential for continued growth.

➢

Quantum Provider Support Services (PSS) (Provider Support Services). Quantum Provider Support Services provides healthcare support services, systems, technology solutions and management to physicians (with expected expansion to hospitals in 2007). The Company currently has, and is in development of, a range of strategic services including: managed care contracting, privacy consulting, human resources management, government compliance and financial management. Through its network of subsidiary companies which includes Renaissance Health Systems, Quantum Medical Technologies, QMed BILLING and The Quantum Agency, the Company intends to strategically address many of the administrative needs of physicians, physician associations and hospitals that bring increased and highly valued efficiencies to this rapidly growing industry. We have recently negotiated to manage two medical billing and collections operations in South and Central Florida. The managed operations currently provide services to over 200 Florida Physicians.

➢

Quantum Medical Technologies (QMT) (Provider Technology Solutions). In addition to acquiring and developing medical technologies to provide solutions in managed care, Quantum Medical Technologies was created to support the continued growth and development of RHS and PSS, in addition to acquiring licensing and developing medical technologies to provide solutions in managed care organizations, hospitals and physician support services - including medical billing, web services, and electronic health record management. As a result, we are growing an integrated practice management platform that will provide a full Health Insurance Portability and Accountability Act of

1996 (HIPAA) compliant health information system to connect physicians with their patients, hospitals, and payers. The opportunity is to leverage and cross-market this platform into the existing client base of RHS, as well as those physicians and future hospitals utilizing the support services offered by The Quantum Group. We executed an agreement with Biocard Corporation of Miami to acquire its Biocard sm and Biorecord sm products (electronic patient medical record management). QMT has also recently developed a new aggregation of medical billing and electronic health records under the brand name of Q-Care sm systems.

Success in our development will be highly dependant on our ability to attract substantial capital, qualified people and on management’s ability to manage an integrated but diverse business structure. Our Management Team believes we have assembled the foundation to become one of Florida’s largest Provider Systems.

Mission Statement:

To identify and pursue leading edge opportunities within the healthcare industry, to develop efficient and cost effective healthcare solutions, to manage our patient’s treatment outcomes through a wellness concept.

Vision Statement:

The Company seeks to develop productive and cost effective and innovative healthcare solutions through the integration of products, services, technology, and partnering with healthcare professionals thus permitting the healthcare professional to effectively deliver highly personal, quality-focused healthcare services in a cost effective and profitable manner.

Values Statement:

Provide leadership to our industry, our community and our employees; provide our patients with the products and services needed to ensure their wellness; and to ensure adherence to a high standard of corporate governance and ethics.

Industry Background

Current healthcare spending in the United States accounts for 16.7% of the nation’s gross domestic product (GDP). The Department of Health and Human Services (HHS) announced that healthcare spending increased 6.9% in 2005 and 7.3% in 2006, to a total surpassing $2 trillion. That represents an average of over $6,600 for each person in the United States. Healthcare as a portion of our national gross domestic product (GDP) has risen from 5.7% in 1966 to 16.7% in 2005. The GDP has grown 1640% during the same period. Healthcare is the only net growth sector over the last 10 years, as Healthcare spending has risen from 13.3% of GNP to 16.7%, while housing, food, technology, auto and defense have remained flat as a percent of GDP. Medicare Advantage growth is projected to increase nearly 100% over the next four years. In addition, Medicare spending increased 8.9% to a record high of $400 billion in 2006.

The healthcare industry in the state of Florida is a $100+ billion industry[1], with over 56,000 licensed physicians[2]. Florida today is the fourth largest state in population in the union and will likely be the third largest within the next decade. With a population just under 18 million, current demographers estimate that over 10 million people will move into Florida over the next 20 years[3]. As of today, over 1,000 people move here every single day[4]. In our primary service areas of Dade, Broward and Palm Beach Counties, which correspond to the major cities of Miami, Ft. Lauderdale and West Palm Beach, there are over 20,000 physicians and a population near 5.5 million[5]. In excess of 15% of this population is over the age of 65. This senior population is our primary target today and in the future.

Medicare is the health insurance program for retired United States citizens or qualified legal permanent residents aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services (CMS). The Medicare eligible population is large and growing. During 2005, approximately 41.5 million people, or approximately 14% of the United States population, were enrolled in Medicare according to CMS. The Henry J.

———————

[1]

Florida Hospital Association, Facts About Florida's Health Care System, http://www.fha.org/facts.html.

[2]

Florida Department of Health, Health Professional Licensure, http://www.doh.state.fl.us/.

[3]

US Census Bureau, Press Release April 21, 2005. “Florida, California and Texas to Dominate Future Populations Growth, Census Bureau Reports”.

[4]

Florida Trend Magazine, April 2006, “The Mega-Trends:  Good Migration”.

[5]

Florida Department of Health, Health Professional Licensure, http://www.doh.state.fl.us/.

Kaiser Family Foundation estimates that the number of Medicare enrollees will increase to 43.1 million in 2006, 46 million by 2010, 61 million by 2020, and 78 million by 2030. The Congressional Budget Office expects Medicare expenditures, without taking into account the new prescription drug benefit, will rise at a compounded annual growth rate of 8.9%, from approximately $342 billion in 2005 to approximately $800 billion in 2015.

We expect that most of our revenue will be derived, directly or indirectly, from medical services to Medicare Advantage members. Medicare is offered to eligible beneficiaries on a fee-for-service basis or through a managed care plan that has contracted with CMS pursuant to the Medicare Advantage program. In 2005, nationwide Medicare Advantage penetration, expressed as a percentage of total Medicare eligible beneficiaries who belong to a Medicare Advantage plan, is approximately 13%. Medicare Advantage penetration is anticipated to grow to almost 30% by 2013, according to the Henry J. Kaiser Family Foundation. We believe that the projected favorable Medicare Advantage enrollment trends and the reforms proposed by the MMA will have a positive impact on our Medicare Advantage plans.

MEDICARE SPENDING

	Spending in Billions		Medicare as
Year	GDP	Medicare	a % of GDP
1966	787.8	1.8	0.2%
1976	1,825.3	19.7	1.1%
1986	4,462.8	76.4	1.7%
1996	7,816.9	198.7	2.5%
2006	12,906.8	400.0	3.1%
2015	20,000.0	800.0	4.0%

According to the 2005 Federal Budget, Medicare Advantage (formerly Medicare + Choice) growth was projected to increase nearly 100% over the following 4 years. In addition, actual “per member per month” (PMPM) payments to MCOs were increased by a record 10.6% nationwide. Medicare spending increased 8.9% to a record high of $309 billion in 2005. In Palm Beach County Florida, where the Company is based, federal funding to Medicare MCOs was increased about 16 percent in 2005. MCOs receive a base of $734.51 per member per month from the federal government, up from $633.86 per member per month.

Federal officials and members of Congress are on the record stating that they hoped the increase, five times as large as the typical annual increase in recent years, would reverse the exodus of private plans from the Medicare program. The administration, trying to enhance competition and efficiency in the Medicare marketplace, wants to triple enrollment in private plans within three years.

With Medicare payments to MCOs rising two percent annually in recent years, many insurance executives decided that they could no longer do business with the program because their Medicare-related costs were rising about 10 percent a year. From 1999 to 2003, health plans dropped more than 2.4 million Medicare beneficiaries. Some withdrew from Medicare entirely, while others curtailed their participation by withdrawing from specific counties.  The Federal Centers for Medicare and Medicaid Services predicted publicly that as a result of the increased payments, which took effect March 1, 2004, many private plans would return to the Medicare program.

Currently, of nearly 40 million Americans in Medicare, about 4.6 million (12 percent of all beneficiaries) have chosen to be in a Medicare & Choice Plan.[6]

The federal government predicts that due to the Medicare law enacted in December 2003 to encourage people to enroll in MCOs by 2007 and similar private plans called Preferred Provider Organizations (PPOs), 35 percent of beneficiaries will be members of such plans. Tommy G. Thompson, Secretary of Health and Human Services described the increased payments as “an investment in our seniors.” As a result of the increase, Medicare beneficiaries will have more options and better services. Private plans will be able to use the additional money to

———————

[6]

Centers for Medicare & Medicaid Services, Press Release September 1, 2003, “More Choices, Better Benefits: The Medicare + Choice Program”

enhance benefits, to reduce premiums or co-payments paid by beneficiaries, or, as a way of stabilizing the network of healthcare providers who serve the beneficiaries, to increase payments to doctors and hospitals.[7]

“We expect that these new rates will help beneficiaries by enabling their plans to deliver better benefits, such as enhanced prescription drug coverage, reduced out-of-pocket costs, and more reliable access to the providers in their communities,” said Dennis Smith, CMS acting Administrator. “They will provide equitable payments to private plans to support better service for Medicare beneficiaries. Over the long term, sharing this investment with the private plans can yield important benefits to beneficiaries and taxpayers.”

Recent Future Developments for Healthcare Technology

Attendees at the World Health Care Congress were asked about the most significant opportunities that their organization can pursue during the next two years; 79% responded that greater emphasis on data-driven clinical care or the development of portable shared electronic health records were needed.[8]

During a speech February 2004 at the World Healthcare Congress in Washington, D.C., Health and Human Services Secretary Tommy Thompson said that “Four years into the 21st century, the healthcare industry still depends on pencils, papers, manila folders, and memo sheets as primary tools for getting its work done.”  He further said “the nation’s healthcare delivery system needs to more widely incorporate business practices used in other industries, especially information technology.” In the same speech, Thompson told attendees that supermarket clerks rely on technology to ensure they give customers the right change without mistakes. Yet, the Institute of Medicine estimates that 98,000 patients die, and even more are disabled each year, due to errors that can be largely prevented by technologies such as computerized prescription ordering, drug bar-code systems, and electronic patient medical records. The adoption of those and other technologies in healthcare “could save the U.S. $100 billion” a year through reduced deaths and disabilities. Because the government’s Medicare program makes the federal government “the country’s largest insurance company, the feds are taking a lead role in trying to make it easier for more healthcare providers to adopt these technologies. The ability to share patient information electronically can help doctors and other providers to make better-informed decisions and spot potential mistakes before they happen. However, without data and other technical standards, the sharing of patient information electronically among health providers is often difficult or impossible”[9].

Today, there is a greater emphasis than ever placed on issues of patient safety and the prevention of medical errors, competition in clinical care quality and IT innovation, as well as heightened awareness of the urgency to implement digital security measures and compliance strategies. We believe that these factors, combined with changes in federal, state and commercial/private payer reimbursement, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet and web-based technologies, and spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

Presently, we also see that there are, with minor exceptions, only two places physicians or medical providers can turn for help in meeting all the demands placed on them by the business and healthcare environment. These are highly paid consultants that could be represented by large accounting and large consulting firms, or the local cottage industry of healthcare consultants that range from HR functions to accounting and tax work, generally specializing in one or two areas and stretching to meet the ever increasing needs of their clients.

The changing business environment has produced an evolving range of strategic and operating options for healthcare entities. In response, healthcare participants are formulating and implementing new strategies and tactics, redesigning business processes and workflows, acquiring better technology to improve operations and patient care, integrating legacy systems with web-based technologies, developing e-commerce abilities and adopting or remodeling customer service, patient care and marketing programs. We believe that healthcare participants will continue to turn to outside consultants to assist in this vast array of initiatives for the following reasons: the pace of change is eclipsing the capacity of their own internal resources to identify, evaluate and implement the full range of options and consultants enable healthcare participants to develop better solutions in less time and can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

———————

[7]

Centers for Medicare & Medicaid Services, Office of the Actuary, NHE Projections 2005-2015

[8]

Harris Interactive January 26, 2005

[9]

Information Week, January 27, 2004, “Thompson:  Health Care Needs More IT”

The healthcare consulting industry is highly fragmented and consists primarily of:

•

Larger systems integration firms, including the consulting divisions of the national accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as one of several specialty areas;

•

Healthcare information system vendors that focus on services relating to the software solutions they offer;

•

Healthcare consulting firms, many of which focus on selected  specialty areas, such as strategic planning or vendor-specific implementation;

•

Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

•

Boutique firms that offer one or two specialized services, or who service a particular geographic market.

In response to escalating expenditures in healthcare costs, MCOs have increasingly pressured physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost outpatient care and reduction of hospital admissions and lengths of stay. To further increase efficiency and reduce the incentive to provide unnecessary healthcare services to patients, payers have developed a reimbursement structure called percentage of premium (POP). POP contracts require the payment to healthcare providers of a fixed amount per patient for a given patient population. The providers assume responsibility for servicing all of the healthcare services needs of those patients, regardless of their condition. We believe that low cost providers will succeed in the POP environment because such companies have the ability to manage the cost of patient care.

The highly fragmented nature of the delivery of outpatient services has created an inefficient healthcare services environment for patients, payers and providers. MCOs and other payers must negotiate with multiple healthcare services providers, including physicians, hospitals and ancillary services providers, to provide geographic coverage to their patients. Physicians who practice alone or in small groups have experienced difficulty negotiating favorable contracts with managed care companies and have trouble providing the burdensome documentation required by such entities. Healthcare service providers may lose control of patients when they refer them out of their network for additional services that such providers do not offer. We will continue affiliating with physicians who are sole practitioners or who operate in small groups to staff and expand our CHS enabling us to be a provider of choice to MCOs.

Business Strategy

I. Renaissance Health Systems, Inc. – Provider Systems

A. Overview

RHS was incorporated in the State of Florida on December 13, 2002. The RHS strategy is to create a new type of healthcare delivery system built on the extensive experience of our senior management team. We intend to specialize in managed care Percentage of Premium (“POP”) contracting. RHS is creating a model for healthcare called the Community Health System (CHS) to contract with Florida MCOs to manage the care of patients in a proactive and cost effective environment.

We currently have been contracted for 22 of 67 counties in Florida. These 22 counties contain 76.26% of the Medicare population of the state.

We negotiated contracts with five MCOs, three of which are operational; the remaining two are currently in development. One operational contract started to accept patients in September 2005 in Volusia County, Florida with Dade and Broward Counties added in January 2006. Revenue and expense from this contract is minimal and will continue as such until we take over full risk of the member’s healthcare costs upon the MCO enrolling a minimum of 300 members. The two other MCO contracts became operational December 1, 2006 and are full risk from the first patient forward. Further, the Company has been engaged in negotiations with an additional two MCOs. We have assembled a Provider Relations department that has contracted with over 1,200 physicians, ancillary providers and hospitals.

Since our inception, our management team has been part of the experimental process when acquiring doctors was expected to be the “solve-all” solution, to the later evolution of Physician Practice Management (PPM), Management Services Organization (MSO) and Provider Sponsored Network (PSN).

RHS has developed a new model for managing patients, providers, and insurers: the Community Health System (“CHS”). In a CHS, the patient is recognized as the true consumer of healthcare services. The doctor and patient, jointly make the critical decisions, not the MCO. Patients are actively involved in the improvement of their own well-being.  We not only help and facilitate treating the sick, but proactively keep the patient healthy, thus reducing the overall costs for the patient and the industry. RHS will pay physicians to keep their patients healthy, and also intends to provide incentives to the patient at the end of each year for actively participating in his or her own health improvement.

B. MCO Arrangements

Executed Agreements

We have executed five contracts with Florida MCOs, three of which are currently active, with the remaining two currently in development. The terms of the active contracts detail that RHS will be responsible for arranging a Community Health System in named Florida counties. The contracts differ in terms regarding the type of delivery system and the way the capitations are set up, in addition to the way in which membership is established. The agreements call for RHS to receive a percentage of premiums received by the MCO. Relating to these agreements, we are required to place designated amounts in segregated bank accounts for each contract to start and increase this amount by a percentage of the revenues generated by the agreement up to a specific dollar amount.

Future Agreements

We intend to derive a substantial amount of our revenues from agreements with MCOs that provide for the receipt of capitated fees. Capitated fees are determined on a per capita basis and are paid monthly by MCOs. MCO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians, and acquire and increase enrollment in MCOs currently contracting with the Company through our Physician Practices and Ancillary Services, or from agreements with new MCOs. We intend to enter into additional MCO agreements, which generally will be for a one-year term, and subject to annual negotiation of rates, covered benefits and other terms and conditions. MCO agreements are often negotiated and executed in arrears.

C. Credentialing

Part of our responsibility in our current MCO contracts is to certify physician credentials. The RHS credentialing department became operational in September 2005. Credentialing is part of the underwriting process that the healthcare provider undergoes to participate with RHS. RHS has agreed contractually to perform “Delegated Credentialing” functions. The MCO delegates the credentialing process to RHS in order to proceed with contract negotiations. RHS must comply with all regulatory requirements and strict guidelines that the MCO is subjected to by the Agency for Health Care Administration and (AHCA) CMS. The MCO will perform periodic audits to ensure compliance.

When Providers contract with various MCOs, each MCO has its own, unique credentialing process that they must comply with. By participating with RHS, the provider only has to complete one credentialing application and undergo one credentialing process regardless of how many MCOs he/she participates with through RHS.

By performing the delegated credentialing functions, RHS has the ability to expedite and control the processing time when the MCO requests to submit a specific county for approval to CMS. This is consistent with our model where RHS establishes a direct relationship with the Provider. It is also an advantage that RHS does not have to rely on the Healthcare Plan’s processes to initiate a Provider.

RHS utilizes National Committee for Quality Assurance (NCQA) compliant software to manage this process. Currently, the service is extended for RHS Physicians. The Company is exploring the possibility of providing the credentialing services to hospitals.

We have established a Credentialing Committee for the purpose of making recommendations to approve or deny Provider participation in RHS. The Credentialing Committee is made up of practicing physicians with participation by the President and Vice President of RHS.

II. Quantum Provider Support Services - Provider Support Services

We intend to provide a broad range of management systems and products to the healthcare community; consisting primarily of individual and small physician practices, ancillary providers and other small to mid-size healthcare facilities including hospitals. We believe that this is a highly underserved market, and when these businesses do receive management system services it is usually in a fragmented, sporadic and inefficient manner.

We anticipate providing consulting services and solutions to healthcare organizations including health plans and technology providers with special emphasis on physician practices, ancillary providers, hospitals and an integrated delivery of health systems.

We intend to design solutions to enable clients to reap the benefits of their investments in new systems and information technology by improving financial performance, increasing productivity, and improving clinical and operational performance.

To address the increased industry-wide focus on patient safety, clinical excellence, compliance with security regulations and financial performance, our Company’s ongoing mission is to design solutions that give the healthcare industry the tools and strategies they need to serve their customers effectively, improve the quality and safety of clinical care, secure and authenticate online healthcare transactions, reduce cost and ensure compliance with evolving government and industry requirements, including HIPAA.

Through our management team’s knowledge and experience in healthcare operations and workflow, IT and clinical systems, we intend to work with clients to leverage their existing systems and processes to accelerate their return on investments. Our goal is to be the preferred, if not sole, provider of a broad range of support services and consulting solutions for each of our clients.

We deliver a number of solutions designed to enhance the physician’s communications, workflow, patient wellness, and practice profitability. The purpose of these solutions is to act as a component of the Community Health System enterprise system. The Company utilizes our subsidiaries QMed BILLING (QMB) and The Quantum Agency (TQA) to deliver the solutions.

The solutions currently delivered are:

Medical billing and collections services

Insurances – Malpractice, Health & Life, Property, Disability and, Workers Comp

Electronic Health Records (EHR) and Electronic Prescription Writing

Additional solutions to be added in fiscal year 2007 include:

Hospitalist Services

Personal Health Record (PHR)

Personnel Employment Organization (PEO)

Group Purchasing Organization (GPO)

Physician Receivable Financing

Third Party Adminstrator (TPA)

These solutions are designed to integrate with the RHS systems including Utilization Management, Case Management, Disease Management, Credentialing, Risk Management and Patient Wellness Management. By integrating all of these solutions, the Company is establishing an enterprise system which electronically and clinically connects all aspects of RHS interests in managing the full purview of the MCO and the physician practice. Management believes establishing an enterprise system to manage RHS will be the most effective means to achieve the best returns as it relates to patient wellness. The utilization of the enterprise system and its support solutions will also provide the physician practice with added efficiency and profitability.

We will market these solutions as the products are launched under Q-Care sm system. Some of the solutions will be revenue generating and others cost saving and communication enhancing. Unique to the healthcare industry, our comprehensive offerings will deliver a compact and complete healthcare system to individual communities.

The utilization of the solutions listed above allows the physician to:

•

Better document the patient care, including storage of lab tests, x-rays, etc

•

Utilize best practices knowledge to diagnosis and treat patients

•

Improve practice efficiency

•

Focus more time resources on clinical issues vs. administrative issues

•

Improve communications with hospitals and specialists

•

Use Hospitalist services to monitor patients while they are in hospitals

•

Improve the practice’s cash flow and profitability

•

Improve marketing ability of the practice to attract patients

•

Issue electronic prescriptions to the patient’s pharmacy

QMed BILLING, Inc. – Medical Billing and Collection Services

QMed BILLING (QMB) was incorporated in the State of Florida on May 8, 2006. QMB’s plan is to satisfy medical billing and collection needs of physicians and hospitals throughout the state with the use of healthcare technology and strategically sizeable branches. In the past year, QMB has entered into two Management Agreements with Florida based billing and collection companies serving the Southern and Central Florida regions. The Company has begun conducting the appropriate due diligence and pre-closing process necessary to facilitate full acquisitions. QMB expects to close these acquisitions within the next few months. The Company plans to continue to seek potential acquisitions of medical billing companies to complete this portion of its strategic plan.

Our goal is to provide quality services that enable physicians to improve their practices. QMB provides services through traditional systems and through a new fully electronic, integrated system consisting of an advanced electronic health record (EHR) and a billing claims system. To help improve physician practices, QMB utilizes the electronic processing systems to more efficiently and timely processes claims and collect payments. Superbills, sent electronically in real time or batch mode, allow for improvement in the collection time for most physicians by 2-7 days. QMB is able to service any account in Florida from our two operation centers. In January 2007, QMB began marketing the combined solutions of EHR and billing under the Company’s “Q-Care”sm system.

QMB services include:

•

Processing physician prepared superbills into valid medical claims

•

Electronically forwarding the claim to the appropriate payor (insurance, government, private)

•

Recording collections from all sources and preparing account receivable reports for the physician

•

Invoicing for patient portion of charges

•

Other collection activities

•

Follow up on denials and re-filing the claim

•

Interfacing with payors regarding claim issues

The Quantum Agency, Inc. – Insurance Agency

The Quantum Agency (TQA) was incorporated in the State of Florida on October 20, 2003 to serve as an insurance broker exclusively to physicians in Florida. TQA specializes in insurance programs most beneficial to medical practices and individual physicians. We offer an array of products including property/casualty liability, health savings accounts, workers’ compensation, individual health plans, malpractice, group health, life, disability and more.

The Quantum Agency has contracted with five different agents to service our clients. Each agent specializes in a specific insurance product. Each agent has agreed to develop a program that is specialized for our RHS providers. In addition, TQA has agreements with certain MCOs to assist in the recruitment of members.

III. Quantum Medical Technologies, Inc. – Provider Technology Solutions

Quantum Medical Technologies (QMT) was incorporated in January 18, 2000 to create a new model for managing information in the medical industry. A business process branded as Cybernaptic sm which connects all of the “touch points” of healthcare in an “enterprise technology environment”, utilizing Application Service Provider (ASP), web based platforms, will allow QMT clients to choose any combination of technical and software support. This will include: (i) full support servicing with data center consolidation, (ii) 24/7/365 network monitoring and help desk through our network control center, as well as (iii) facility management, application unification, application support servicing and interim management of the entire IT operations.

The healthcare technology environment is increasingly complex and costly as a result of the challenges inherent in developing and/or deploying new technologies to meet the growing needs of the industry and new objectives designed to improve clinical quality and patient safety. Maintaining or integrating legacy computer systems and deploying an IT function capable of achieving regulatory compliance, ensuring secure digital transactions, improving business operations and the revenue cycle as well as reducing supply costs prove costly and inefficient. As a result, we believe that the healthcare industry will continue to increase the percentage of its budget devoted to new technology solutions.

Computer-based patient record systems (electronic health records) and other technologies in the healthcare delivery process can enable organizations to improve their bottom line. These technologies help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing. QMT is developing its “Q-Care” sm system, an enterprise solutions system, to help healthcare organizations reduce costs through clinical and supply chain efficiencies, improve care delivery and patient safety, and streamline administrative activities such as claims processing, eligibility verification and billing.

We believe that healthcare providers and facilities will continue to turn to outside consultants, external management of formerly internal information systems, application support and full support servicing arrangements as a means of coping with the financial and technical demands of information systems management and integration of web-based solutions. QMT is ahead of the industry in recognizing and developing the first of its kind ASP based Community Health System enterprise system. Through business services offered by the Company through our “Q-Care”sm system, we provide flexible business processes, technology outsourcing solutions and operations management. Through “Q-Care”sm clients can achieve their business process and information technology goals while remaining focused on expanding their primary businesses and reducing related capital outlay.

QMT has begun to develop a new method to track improvement in patient life style with a patent pending process called Quantum Quotientsm or Qx2 sm. The Company has filed a provisional application in connection with this process with the U.S. Patent Office. The assessing and purpose of the Quantum Quotient is to create a scientific method of qualifying healthcare condition, lifestyle risk and improvement in patients who participate in the federal Medicare Advantage program. The Quotient accomplishes this by using existing actuarial figures on mortality, morbidity, age, sex, diagnosis, prescription, environment and geography as well as job classification to qualify, quantify and predict future medical use and lifestyle risk of patients. MCO, MSO and CHS will use this index to further motivate patients to improve their health and lifestyle extending their lives, reducing illnesses and reducing future healthcare costs.

QMT acquired an electronic health record (EHR) and an integrated billing system for use by physicians and QMed BILLING. It is an ASP, web based platform utilizing knowledge based workflow methodology familiar to physicians. The solution was developed to meet the CCHIT and CCR standards. It also contains the ability to receive and send information in the HL7 and X12 formats, thus allowing physicians to transfer data and tests to and from hospitals and labs. QMT developed a utilization management program which allows the Renaissance management team to manage its patient base. Combined with the EHR it creates the core of the “Q-Care”sm system.

QMT provides in-house web services in developing and maintaining web sites for RHS and Quantum needs, and several county medical associations. In December 2006, QMT installed a credentialing program, allowing Renaissance to credential its physicians for all MCO plans contracted. This service will be extended to hospitals in which RHS physicians hold or seek “active privileges”.

The Company seeks to assemble the solutions which become part of the Community Health Enterprise System. A number of additional solutions have been identified that the Company will acquire or internally develop, to support the RHS and Quantum Medical Management’s operations.

Our Employees

We currently have 26 full-time employees at the Company’s executive offices in Wellington, Florida. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be good.

Government Regulation

As a player in the healthcare industry, the Company’s operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company has structured its operations to be in material compliance with applicable laws. There can be no assurance that a review of the Company’s or the affiliated physician’s business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the healthcare regulatory environment will not change so as to restrict the Company’s or the affiliated physicians’ existing operations or their expansion.

The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In Florida, non-licensed persons or entities, such as the Company, are prohibited from engaging in the practice of medicine directly. However, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed physicians to practice medicine so long as the Company does not interfere with the physician’s exercise of independent medical judgment in the treatment of patients. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company’s activities will be found to be in compliance, if challenged.

There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, administrative sanctions and possible exclusion from Medicare and other governmental programs on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. Moreover, technical Medicare and other reimbursement rules affect the structure of physician and ancillary billing arrangements. The Company believes it will always be in material compliance with such laws, but there is no assurance that the Company’s activities will not be challenged or scrutinized in the future by courts or governmental authorities. Noncompliance with such laws may adversely affect the operation of the Company and subject it to penalties and additional costs.

Certain provisions of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Violation of the Anti-Kickback Statute is a felony, punishable by significant fines and/or imprisonment. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

The federal Health Insurance Portability and Accountability Act (HIPAA) expands the government’s resources to combat healthcare fraud, creates several new criminal healthcare offenses, and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the Anti-Kickback Statute, in an effort to bring clarity and relief to the uncertainty of the Anti-Kickback Statute. Due to the newness of the legislation, it is impossible to predict the impact of the new law on the Company’s operations.

Congress, in the Omnibus Budget Reconciliation Act of 1993, enacted significant prohibitions against physician referrals. These prohibitions, commonly known as “Stark II,” amended prior physician self-referral legislation known as “Stark I” by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, including a group practice exception, a physician from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician or immediate family member has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The designated health services include clinical laboratory services, radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.” The Stark legislation is broad and ambiguous. Interpretive regulations clarifying the provisions of Stark II have not been issued. Florida has also enacted similar self-referral laws. The Florida Patient Self-Referral Act of 1992 severely restricts patient referrals for certain services by physicians with ownership or investment interests, requires disclosure of physician ownership in businesses to which patients are referred and places other regulations on healthcare providers. While the Company believes it is in compliance with the Florida and Stark legislation and their exceptions, future laws, regulations, or interpretations of current law could require the Company to modify the form of its relationships with physicians and ancillary service providers. Moreover, the violation of Stark I or II or the Florida Patient Self-Referral Law of 1992 by the Company’s Physician group could result in significant fines and loss of reimbursement which would adversely affect the Company.

RISK FACTORS

Forward Looking Statements

The discussion in this annual report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments. We may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

Substantial Additional Financing

Need for Substantial Additional Financing and Going Concern. Since the Company’s inception, we have relied upon the sale of common stock and convertible debt in order to maintain our operations. There can be no assurance that the Company will be able to obtain additional financing if, and when, it is needed on terms the Company deems acceptable. Our inability to obtain sufficient additional financing would have a material adverse effect on the Company’s ability to implement its business plan. As a result, the Company could be required to diminish or suspend activities. The Company’s financial statements have been qualified as to our ability to continue as a going concern. This qualification may adversely affect our capital raising efforts.

MCO Agreements

Dependence on MCO Agreements; Capitated Nature of Revenues; Control of Healthcare Costs. The Company intends to have a substantial part of its revenues derived from agreements with Managed Care Organizations (“MCOs”) that provide for the receipt of capitated fees. Capitated fees are a negotiated percentage of total premiums collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. The fees are determined on a per capita basis paid monthly by managed care organizations. MCO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians and increase enrollment in each contract/region serviced by the Company. We intend to enter into MCO agreements, which generally will be for one-year terms, and subject to annual negotiation of rates, covered benefits and other terms and conditions. MCO agreements are often negotiated and executed in arrears. There can be no assurance that such agreements will be entered into, or renewed, or if entered into and/or renewed that they will contain these favorable reimbursement terms to the Company and its affiliated providers. There can be no assurance that we will be successful in identifying, acquiring and integrating MCO entities or in increasing the number of MCO enrollees. Once an MCO is acquired, a decline of enrollees in MCOs could also have a material adverse effect on our profitability.

Under the MCO agreements, the Company, through its affiliated providers, will generally be responsible for the provision of all covered hospital benefits as well as outpatient benefits regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated or require supplemental healthcare, which is not otherwise reimbursed by the MCO, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend largely on the effective management of healthcare costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently many providers have experienced pricing pressures with respect to negotiations with MCOs. There can be no assurance that these pricing pressures will not have a material adverse impact on the operating results of the Company. Changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of healthcare are beyond the control of the Company and may adversely affect its operating results.

Under the MCO agreements, the Company will be responsible for the provision of all covered hospital benefits regardless of whether it is responsible for provision of the hospital services associated with the covered benefits. In connection with hospital covered benefits, the Company will enter into a per diem arrangement with a hospital or hospitals whereby we will pay the hospital service provider a flat per diem fee, for which the hospital will provide all hospital directed services for a single per diem fee. In some cases, we would be required to pay a percentage of usual and customary hospital charges if a capitated patient is seen or admitted in a hospital not under contract to the Company. We intend to contract with a number of hospitals to provide covered services to MCO enrollees who have been assigned to the physician practices affiliated with the Company. We also expect to seek additional hospital providers to provide covered services to MCO enrollees assigned to its affiliated physicians. To the extent that enrollees require more care than is anticipated or require supplemental care that is not otherwise reimbursed by the MCOs, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If such revenue is insufficient, the Company’s operating results could be adversely affected.

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

Failure to Estimate IBNR Claims

Our Failure to Estimate IBNR Claims Accurately Will Affect Our Reported Financial Results. Our medical care costs include estimates of our “incurred but not reported” (IBNR) claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and in consultation with our MCO Partners, other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined.

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

Competition

Competition in Our Industry May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations. We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and are comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Metcare Healthplan, America’s Health Choice, Vista Health Plans, Wellcare Healthplans and others. Our failure to maintain or attract members to our MCO Partners could adversely affect our results of operations. We believe changes resulting from the MMA may bring additional competitors into our Medical Advantage service areas. In addition, we face competition from other managed care companies that often have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs. Such competition may negatively impact our enrollment, financial forecasts, and profitability.

Inability to Maintain Members

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

•

negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

•

negative publicity and news coverage relating to us or the managed healthcare industry generally;

•

litigation or threats of litigation against us;

•

disenrollment as a result of members choosing a stand-alone PDP; and

•

our inability to market to and re-enroll members who enlist with our competitors because of the new annual enrollment and lock-in provisions under the MMA.

Disruption in Our Healthcare Provider Networks

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

Negative Publicity

Negative Publicity Regarding the Managed Healthcare Industry, in General or Us in Particular, Could Adversely Affect Our Results of Operations or Business. Negative publicity regarding the managed healthcare industry generally, any of our MCO Partners, or us in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:

•

requiring us to change our products and services;

•

increasing the regulatory burdens under which we operate;

•

adversely affecting our ability to market our products or services; or

•

adversely affecting our ability to attract and retain members.

Violation of the Laws and Regulations

Violation of the Laws and Regulations Applicable to Us Could Expose Us to Liability, Reduce Our Revenue and Profitability, or Otherwise Adversely Affect Our Operations and Operating Results. The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. On an ongoing basis, we expect to be subject to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. An adverse review, audit, or investigation could result in any of the following:

•

cancellation of any or all of our MCO contracts;

•

loss of our right to participate in the Medicare Advantage program;

•

forfeiture or recoupment of amounts we have been paid pursuant to our contracts or performance bonds;

•

imposition of significant civil or criminal penalties, fines, or other sanctions on us and our key employees;

•

damage to our reputation in existing and potential markets;

•

increased restrictions on marketing our products and services; and

•

inability to obtain approval for future products and services, geographic expansions, or acquisitions.

Medical Malpractice Claims and Other Litigation

Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses. Occasionally, we may be party to various litigation matters, some of which could seek monetary damages. Managed care organizations and their assets may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Of the states in which we anticipate future operations, only Texas has enacted legislation relating to health plan liability for negligent treatment decisions and benefits coverage determinations. In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. A material percentage of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase.

Effective and Secure Management Information Systems

The Inability or Failure to Properly Maintain Effective and Secure Management Information Systems, Successfully Update or Expand Processing Capability, or Develop New Capabilities to Meet Our Business Needs Could Result in Operational Disruptions and Other Adverse Consequences. Our business will depend significantly on effective and secure information systems. The information gathered and processed by our management information systems will, once completed, assist us in, among other things, marketing and sales tracking, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis, and e-commerce. These systems could, in the future, support on-line customer service functions, provider and member administrative functions, and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, implementation of our growth strategies, disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability, and loss. Our security measures may be inadequate to prevent security breaches and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members, and potential criminal and civil sanctions if they are not prevented.

Ineffective Internal Controls

If We Are Unable to Implement Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Price of Our Common Stock. We are required to implement financial, internal, and management control systems to meet our obligations as a public company, including obligations imposed by the Sarbanes-Oxley Act of 2002. However, with limited resources, our ability to complete this task may be limited. These areas include corporate governance, corporate control, internal audit, and compliance requirements.

Reductions in Third-Party Reimbursement

Reductions in Third-Party Reimbursement. Healthcare providers that render services on a fee-for-service basis, as opposed to a capitated plan, typically submit bills for healthcare services provided to various third-party payers, such as governmental programs, for example Medicare and Medicaid, private insurance plans, and managed care plans, for the healthcare services provided to their patients. A portion of the future revenues of the Company are likely to be derived from payments made by these third-party payers. These third-party payers increasingly are negotiating the prices charged for healthcare services with the goal of lowering reimbursement and utilization rates. Our success depends in part on the effective management of healthcare costs. This includes controlling utilization of specialty care physicians and other ancillary providers and purchasing services from third-party providers at competitive prices. There can be no assurance that payments under governmental programs or from other third-party payers will remain at present levels. Third-party payers can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payers, was experimental, or for other reasons.

Management Information Systems

The Development of Management Information Systems May Involve Significant Time and Expense. We expect to develop a management information system as an important component of the business. The development and implementation of such systems involve the risk of unanticipated delay and expense, which could have an adverse impact on our operations.

Development of Management Information Systems

Risks Associated with Development of Management Information Systems; Dependence on Major Customers for Management Information Systems. Our management information systems will be an important component of the business. The Company is participating in the development of an integrated management information system. This would be designed to provide centralized billing, permit the review of a patient’s electronic health records and information on practice guidelines, monitor utilization, and measure patient satisfaction and outcome of care. The development and implementation of such systems involve the risk of unanticipated delay and expense, and there can be no assurance that we will be successful in implementing the integrated management information system. Currently, there is no active information system installed and we may seek to outsource all management system functions to a third party.

Liability

Exposure to Professional Liability; Liability Insurance. In recent years physicians, hospitals and other providers in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. Once funding is secured, we expect  to secure professional liability insurance coverage, on a claim made basis, in amounts that exceed the requirements as mandated by the State of Florida, but which may not be adequate to protect the assets of the Company.

Competition

Competition. The healthcare industry is extremely competitive and subject to continual changes in the method in which services are provided and the manner in which healthcare providers are selected and compensated. Companies in other healthcare industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. Our principal competitors include Metropolitan Health Networks, Inc. (AMEX:MDF), a company that our CEO and CFO jointly co-founded, Continuecare Corporation (AMEX:CNU), Primary Care Specialists, First Consulting Group, Accuro Healthcare Solutions, Inc., WebMD, and Z Consulting. Our strength, in comparison with our competitors, is our knowledge, understanding, and experience in managed care risks, information technology, and systems development.

The healthcare industry is highly regulated and failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations.

The healthcare services that we and our affiliated professionals intend to provide are subject to extensive federal, state, and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. If we fail to comply with these laws, or a determination is made that in the past we have failed to comply with these laws, our financial condition and results of operations could be adversely affected. Changes to healthcare laws or regulations may restrict our existing operations, limit the expansion of our business, or impose additional compliance requirements. These changes could have the effect of reducing our opportunities or continued growth and imposing additional compliance costs on us that may not be recoverable through price increases.

Federal anti-kickback laws and regulations prohibit certain offers, payments, or receipts of remuneration in return for referring Medicaid or other government-sponsored healthcare program, patients, or patient care opportunities or purchasing, leasing, ordering, arranging for, or recommending any service or item for which payment may be made by a government-sponsored healthcare program. Federal physician self-referral legislation, known as the Stark Law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Florida also has anti-kickback and self-referral laws, imposing substantial penalties for violations.

HIPAA

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) portion that deals with patient privacy became effective April 14, 2003. These new federal health privacy regulations set a national floor of privacy protections that will reassure patients that their health and medical records are kept confidential. The rules intend to ensure appropriate privacy safeguards are in place as we harness information technologies to improve the quality of care provided to patients.

The new protections give patients greater access to their own medical records and more control over how their personal information is used by their health plans and healthcare providers. Consumers are required to receive a notice explaining how their health plans, doctors, pharmacies, and other healthcare providers use, disclose, and protect their personal information. Consumers now have the ability to see and copy their health records and to request corrections of any errors included in their records. Consumers may file complaints about privacy issues with their health plans, providers or with the Office for Civil Rights.

If the Company, and/or its affiliates, is found in violation of HIPAA regulations, we could face substantial fines and restrictions including the loss of its MCO contracts.

Healthcare Reform

Healthcare Reform. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation. It is impossible at this time to estimate the impact of potential legislation that may be material to the Company, its operations, and profitability.

Key Personnel

Dependence on Key Personnel. Implementation of our business strategy and operations are largely dependent on the efforts of two senior officers, Noel J. Guillama, Chief Executive Officer, and Donald B. Cohen, Chief Financial Officer. Furthermore, the Company will likely be dependent on other senior management and the entire Board of Directors as we grow. Competition for highly qualified personnel is intense and the Company has very limited resources. The loss of either Mr. Guillama or Mr. Cohen or other key employees, or the failure to attract and retain other skilled employees could have a material adverse impact upon our business, operations, or financial condition.

Capital Needs

Capital Needs May Have Dilutive Effect. The Company will need to raise additional capital through the issuance of long-term or short-term indebtedness, a bank line of credit and/or accounts receivable factoring facility, and/or the issuance of additional equity securities including sale of common or preferred stock in private or public transactions at such times as management deems appropriate and the market allows. Any of such financings can result in dilution of existing equity positions, increased interest and amortization expense, or decreased income to fund future expansion. There can be no assurance that acceptable financing for future acquisitions, or for the integration and expansion of existing networks, can be obtained.

Shares Eligible for Future Sale

Shares Eligible for Future Sale. As of January 31, 2006, the Company had 34,716,523 outstanding shares of common stock of which 30,948,124 are “restricted securities” and in the future may be sold upon compliance with Rule 144 adopted under the Securities Act. Rule 144 generally provides that a person holding “restricted securities” for a period of one year may sell only an amount every three months equal to one percent of the Company’s issued and outstanding shares. The sale of these securities could adversely affect the market for our common stock.

Anti-Takeover Provisions

Anti-Takeover Provisions. Certain provisions of the Articles of Incorporation and Bylaws of the Company may be deemed to have anti-takeover effects and may delay, defer, or prevent a takeover attempt of the Company, which include when and by whom special meetings of the Company may be called. In addition, the Company’s Articles of Incorporation (Nevada) authorize the issuance of up to 30,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Company’s Common Stock.

Additionally, the Company’s Articles of Incorporation, Bylaws, and Nevada corporate law, where the Company is incorporated, authorize the Company to indemnify its directors, officers, employees, and agents and limit the personal liability of corporate directors for monetary damages, except in certain instances.

Dividends

Absence of Dividends. The Management of the Company believes that the purpose of a corporation is to provide a return on the investments of its shareholders. Management’s goal is to pay dividends to all shareholders, common and preferred within five years. Holders of the Company’s Common Stock are entitled to cash dividends from funds legally available when, and if, declared by the Board of Directors. As a newly organized corporation, the Company has never paid dividends. We do not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain any earnings in the first few years to finance the development and expansion of the business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, the Company’s financial condition, capital requirements, general business conditions, and other factors. Future dividends may also be subject to covenants contained in loan or other financing documents. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

Capitated Fees

The Loss of Future Agreement and the Capitated Nature of Our Future Revenues Could Materially Affect Our Operations. The majority of our revenues will come from agreements with managed care organizations that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of total premiums collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to a person. We expect to enter into one-year and three-year term agreements that are renewable annually thereafter. These agreements may be terminated on short notice or not renewed on terms favorable to our affiliated providers and us. We may not be successful in obtaining additional MCO agreements or in increasing the number of MCO enrollees once we secure such agreements.

Under the MCO agreements, the Company, through its affiliated providers, generally will be responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend in large part on the effective management of healthcare costs. Pricing pressures may have a material adverse effect on our operating results. Changes in healthcare practices, inflation, new technologies, and numerous other factors affecting the delivery and cost of healthcare are beyond our control and may adversely affect our operating results.

Medicare Risk Adjustment Program

Our Revenues may be Affected by the Medicare Risk Adjustment Program. Beginning in 2004, CMS began implementing its Medical Risk Adjustment project which considers the health condition of the Medicare Advantage patient in calculating the patient premium. Currently, a major portion of our covered lives are enrolled in the Medicare Advantage program. From 2004 through 2006 the ambulatory risk factors were phased into the rate. In 2007 the premium calculation is 100% based on risk adjustment payments. As we have limited experience to date with our patient base, we can not accurately determine if this program will have an impact on our operations or financial results.

Florida-based Company

We Operate Only in Florida. Currently all of our revenues are generated from activities conducted in the State of Florida. Our operations are capable of expanding to other states. Until we have reached certain milestones, we will continue to focus our development and growth in Florida. Economic, political or climatic conditions could occur which would impact our business, creating adverse or limited opportunities for the Company.

Management Information Systems for Contracts

We Depend on the Management Information Systems of our Contracted MCOs. Each of our contracted MCOs provides us with critical information on a regular basis. Failure to receive that data would materially impact our ability and systems to provide accurate information to our patients and physicians. As we do not control the MCO’s technology we have very limited ability to ensure it continued operation, security and validity of information. This situation could prove costly to us if the systems or data of the MCOs were lost, hacked or destroyed by wind or fire.

Debt Assumption

The Debt We Assumed in the Issuance of Convertible Debt will Increase Our Debt to Equity Ratio and Impact Our Cash Reserves if it is not Converted. The Company has incurred a significant portion of convertible debt to finance its development of operations. As of January 31, 2007, we had $2,339,522 in secured debt and $2,755,098 in total debt, of which $2,714,522 is due within the next 12 months. Should the Company not be able to repay the debt or cause its conversion according to its terms, it could also have a detrimental impact on the Company’s cash reserves and its ability to continue operation.

Government Regulations

We are Subject to Government Regulations. The Company’s industry and much of its business is regulated by the federal government and the State of Florida. As a result of numerous regulations, audits, or interpretation of rules and adverse decision could result in recapture of payments, civil or criminal penalties, loss of licenses and access to do business with government programs, or loss of market credibility. Any or some combination of these events occurring could have an adverse affect on our operations and profitability.

Insurance Coverage

Our Insurance Coverage may not be Adequate. While the Company maintains adequate insurance coverage currently, in the future it is possible that due to a wide cause of events, the coverage would not be sufficient. The rising cost of insurance coverage in the State of Florida may reduce the Company’s ability to secure the levels of coverage reasonably required. The coverage carried may not be adequate to cover catastrophic events for which management and its insurance advisors could not foresee. If such an event occurred it could have a significant adverse impact on the operations and profitability of the Company.

Potential Acquisitions

Our Business will Suffer if We Fail to Successfully Integrate any Potential Acquisition or Technologies in the Future. Part of our business plan is to acquire, license, or joint venture other organization’s products, services, and/or technology. If we are unable to acquire and/or successfully integrate the acquisitions, this could have a material impact on our business model and/or development.

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

Intellectual Property Development

Developing Our Intellectual Property may be Subjected to Infringement Claims or may be Infringed Upon. Our intellectual property will be important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property.

Item 2.

Description of Property

We leased a new facility to expand our corporate offices during the summer of 2006 located at 3420 Fairlane Farms Road, Suite C, Wellington, Florida. The 6,600 square foot facility was remodeled at a cost of $27,800 with a current monthly rent of $9,395 pursuant to lease expiring June 30, 2009. We also rent warehouse space at Wellington Commerce Park & Storage for $265 per month for 2 units and leased small flex offices to support field operations in Miami-Dade, Tampa area and Orlando area in 2006.

Our property is not leased from an affiliate.

Item 3.

Legal Proceedings

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Capitalization of Company

The Company has currently 200,000,000 shares authorized; of which, 170,000,000 are common shares with a par value of $0.001; and 30,000,000 are undesignated preferred shares with a par value of $0.001. As of January 31, 2007, there were 34,716,523 outstanding common shares and no preferred shares.

Common Stock

The holders of Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares voted for the election of directors and can elect all of the directors. The holders of Common Stock are entitled to receive dividends, when, and if declared by the Board of Directors, out of funds legally available. In the event of liquidation, dissolution, or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Common Stock. All of the outstanding shares of Common Stock, and the shares of Common Stock offered hereby, will be, duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

We are authorized to issue 30,000,000 shares of Preferred Stock with such designation, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control.

(a)

Market Information

As of the fiscal year ended October 31, 2006, our Common Stock was quoted on the Over-The- Counter Bulletin Board Trading System (“OTCBB”) under the symbol “QTUM”.

The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by the Company.

Quarter	High	Low
Fiscal Year Ended October 31, 2005
1st Quarter 2005	$1.01	$0.47
2nd Quarter 2005	$0.60	$0.30
3rd Quarter 2005	$0.70	$0.50
4th Quarter 2005	$1.01	$0.70

Fiscal Year Ended October 31, 2006
1st Quarter 2006	$0.85	$0.30
2nd Quarter 2006	$0.90	$0.80
3rd Quarter 2006	$1.10	$0.54
4th Quarter 2006	$0.80	$0.25

Trading in our common stock on the OTCBB market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion, and other factors considered relevant by our Board of Directors.

(b)

Holders

The Company believes that there were approximately 800 beneficial shareholders of record of our common stock as of October 31, 2006.

(c)

Dividends

None

(d)

Recent sale of Unregistered Securities:

The following information is furnished with regard to all securities sold by us that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D, Rule 506 of the Securities Act of 1933 (“1933 Act”). None of the foregoing transactions involved a distribution or public offering.

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consisted of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares)  The Company issued 2,651,515 shares in connection with the sale of 17.5 units through October 31, 2006. An additional 1,287,881 shares were issued during the period of November 1, 2006 through November 29, 2006, the date the private placement closed, on sales of 8.5 units.

Transfer Agent

The Transfer Agent for our shares of Common Stock is Fidelity Transfer Company, Salt Lake City, Utah.

Item 6

Management’s Discussion and Analysis

Forward-Looking Statements and Associated Risks

The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, attracting competent personnel, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments. The Company may also be subject to disruptions, delays in collections, or facilities closures caused by potential or actual acts of terrorism or government security concerns.

Going Concern

The Company has been building its provider networks and developing it’s Provider Systems over the last three years and has expensed material sums during that period. The Company has contracted with five MCOs for 22 counties in Florida. The Community Health Systems have been completed or near completion in all those counties. Additionally, the Company is performing medical billing services through two medical billing companies that the Company has signed full risk management contracts.

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

Management’s perspective for the fiscal year ending October 31, 2006

We have raised a net total of approximately $1,886,000 during fiscal year ended October 31, 2006 through the sale of common stock and issuance of convertible debt. Management’s efforts have been primarily in negotiations of MCO contracts, the building of provider networks, development of its Provider Systems and due diligence on potential acquisitions/joint ventures and licensing agreements. The Company recently completed developing its seventeenth CHSs.

In the past year we negotiated contracts with five MCOs, three of which are operational. It has also assembled a provider relations department that has negotiated with over 1200 contracted physicians, ancillary providers and hospitals. As of January 1, 2007, we have established operations in most of the key Florida markets.

In our business model, we seek to become a leading provider of services to the healthcare industry in three complementary areas. Those include: outsourcing administrative responsibilities for physicians, Managed Care Organizations, healthcare facilities, physician associations; developing new technologies to create a more effective and responsive healthcare system; and providing leading edge healthcare services to consumers.

In 2006, we activated the operation of QMed BILLING (QMB) and The Quantum Agency (TQA), providing medical billing and collection and insurance services to the physician and their practice. By December 1, 2006 QMB had contracted to manage two medical billing companies, with locations in South and Central Florida. It is our intent to acquire these operations upon completion of the due diligence process. In 2007 QMB will continue to acquire selected billing companies in key cities in Florida. This allows us to centralize processing tasks while maintaining local personalized service to the physicians and hospitals. We are currently in discussions with several sites to provide hospital (Part A) billing. Our billing system will require several modifications to facilitate this expanded service. It is estimated that this will take 2-3 months to accomplish.

In 2006, TQA began actively marketing its insurance agency and insurance programs to physicians throughout Florida. In 2007, TQA plans to expand its services and programs, including products designed for RHS providers. Added outsourcing services we expect to begin marketing in 2007, includes medical staffing, payroll support services, group purchasing, and physician receivable financing to our billing customers.

RHS will continue to expand its provider network, by increasing the number of total physicians participating to a goal of 2,500 by December 31, 2007, developing new CHS in the northern counties of Florida, adding two to three more MCO contracts, and expanding its credentialing services to hospitals. In the developing CHS, we will continue to add physicians to create a fully marketable network.

In 2006, QMT completed the overall design of its enterprise system of technology solutions for the physicians, hospitals, payors, and RHS. The system comprises nine different areas of services or solutions which will be provided. Each of the nine are supported by technology solutions which are integrated to the full system, thus providing expanded communications, lower cost of technology services, greater information storage, and ease of use. By December 2006, QMT was providing to its sister companies utilization management, credentialing, EHR and billing software solutions. During 2007, it is anticipated that we will add a patient portal, a personal health record (PHR), Receivable Financing reconciliation, Third Party Payor Adjudication, Disease Management and several other minor solutions.

Results of Operations

Years ended October 31, 2006 and 2005

The net loss for the year ended October 31, 2006 was $6,216,408 compared to $1,853,620 for the year ended October 31, 2005. The increase of $4,362,788 was primarily due to an increase of $3,079,695 in amortization of financing premium costs related to financing agreements and $682,722 in personnel related costs which include increases in salaries and personnel related costs of $544,082, consulting fees of $138,640. Salaries and personnel related costs, including stock compensation were $1,782,497, representing 29.0% of the total net expenses for the year ended October 31, 2006 as compared to $1,238,415, representing 66.8% of the total net expenses for the year ended October 31, 2005.

Liquidity and Capital Resources

We started to generate nominal revenues during the prior year; therefore all our capital requirements will have to be raised through equity or debt financing. We will need approximately $8-12 million over the next 12-24 months complete the implementation of our business plan. We will attempt to raise the required capital through the issuance of a private or public offering depending on market conditions.

We expect to spend $3,500,000 to acquire multiple billing and collection companies and further assume certain obligations associated with those acquisitions. With these acquisitions, we expect to hire/acquire a minimum of 50 employees. In addition, we are likely to invest additional funds to update computers, technology and systems. We believe that identifying qualified candidates to staff these positions will not present a problem.

We have convertible debt of $1,300,000 which matures March 31, 2007 and can be extended to May 30, 2007. The debt is convertible and none, some or all of this debt could be converted into our common stock and therefore would not require additional cash expenditures.

As of October 31, 2006, we had cash of $32,077 and total assets of $1,384,418 as compared to $74,771 and $733,444 at October 31, 2005, respectively. We had current liabilities of $3,478,613 and $1,330,899 at October 31, 2006 and 2005, respectively.

During fiscal 2006, we realized net proceeds from the sale of common stock in the amount of $291,450 and $761,250 from the sale of convertible debt. Cash used in operations was $1,879,499 and the Company used $49,282 for the acquisition of assets and another $841,600 in the repayment of notes payable. Without a significant infusion of capital or revenues from proposed operations, it is unlikely that we will be able to sustain operations or implement our business plan.

There can be no assurances that the Company, even with adequate equity financing, will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve sustained profitability. Furthermore, if the Company is unable to raise adequate funds, it may be forced to terminate business activity partially or completely.

There can be no assurance that sufficient financing will be obtained to keep the company operating over the next twelve months. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements reflect ongoing losses, negative cash flows from operating activities, negative working capital and shareholders’ deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 7. Financial Statements

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a) (2) of this report.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Additionally, there were no significant changes in the Company’s internal controls that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Code of Conduct

The Company has adopted three Codes of Conduct that collectively covers all officers, directors, employees, consultants and independent contractors of the Company. One Code of Conduct is for employees in general and second Code of Ethics is for all consulting and / or contracted positions, and the third addresses senior officers, board members and accounting personnel of the Company. This first and second Codes of Conduct set Company policy on inside information, conflicts of interest, trading of inside information, management and accounting ethics and compliance with all local, state, and federal laws. The third one has special consideration for the handling of corporate financials and disclosure information. The Codes of Conduct may be reviewed at the Company’s website www.qtum.com. The Code of Ethics for Principal Executives has been previously filed with the Form 10KSB for the fiscal year ending October 31, 2004.

The Company has also adopted a Non-Disclosure and Non-Solicitation Agreement that all employees, officers and Board members must sign specifically acknowledging disclosure of confidential information and solicitation of employees.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names, ages, and positions with for each of the directors and officers.

Name	Age	Positions(1)	Since
Noel J. Guillama	47	Chairman, President, and Director	2003
Donald B. Cohen	53	Vice President, Chief Financial Officer and Director	2003
Susan D. Guillama	46	Vice President, Secretary, Chief Administrative Officer and Director	2003
James D. Baker	63	Director	2003
Mark Haggerty	58	Director	2003
Michael Rosenbaum	69	Director	2006
Peter Nauert	63	Director	2006

Noel J. Guillama, Chairman, President, and Director

Noel J. Guillama, born in Havana, Cuba, and a resident of Palm Beach County for over 30 years, is a nationally recognized expert in healthcare management and operations. Mr. Guillama has participated in a number of public companies as merchant banker, principal shareholder, founder or strategic advisor; primarily in healthcare, construction, real estate and technology. Since 2003, Mr. Guillama has been Chairman and President of The Quantum Group, Inc. Mr. Guillama was Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. of West Palm Beach, Florida, (AMEX:MDF) from its inception in January 16, 1996 to February 1, 2000. Metropolitan, at the time of Mr. Guillama’s departure, had expanded from inception to 240 employees; experienced 400% annualized compounded growth, and reported revenues of $119 million with $5 million profit in fiscal 2000. Metropolitan continues to provide comprehensive care to over 40,000 patients and is one of the largest healthcare providers in Florida with approximately $200 million in annual revenues. Prior to1996, Mr. Guillama was Vice President of Development for MedPartners, Inc. (NYSE:DRX), a Birmingham, Alabama-based physician practice management company with revenues of over $5 billion at the time of his departure. Prior to MedPartners, he served as Director, Vice President of Operations for Quality Care Networks, Inc.; a South Florida based comprehensive group practice with 36 physicians and 7 offices. Since 1984, Mr. Guillama is Chairman and President of several companies controlled by his family including construction and real estate interests. These include Tektonica, Inc., Guillama, Inc., Medtonics, Inc. and Guillama Family Holdings, Inc. Mr. Guillama is a member of both the American College of Health Care Executives and the Medical Group Management Association. Mr. Guillama continues to hold active licensure as a Building Contractor, Real Estate Broker, Mortgage Broker and Insurance Broker in the State of Florida. An active proponent of education, Mr. Guillama serves as a director of the Florida International University Foundation and as a director of the Palm Beach County Community College Foundation. He also serves on the Board of Directors for Junior Achievement of the Palm Beaches. At FIU, Mr. Guillama also serves as the Chairman of the FIU Academic Committee and is a member of the Audit Committee for the Board. A community advocate, Mr. Guillama is also a member of the Palm Beach Chamber of Commerce, Palms West Chamber of Commerce, Hispanic Chamber of Commerce of Palm Beach County, the Wellington Chamber of Commerce and Wellington Rotary Club. Mr. Guillama is also a Trustee of Palms West Hospital in Loxahatchee, Florida. Mr. Guillama is a Co-Founder and was the first President of the Lake Worth Community Development Corporation. Still an active organization today, The Lake Worth Community Development Corporation is a 501(c)(3) local non-profit community organization dedicated to improving the quality of life in the City of Lake Worth, Florida through revitalization and homebuyer assistance. During Mr. Guillama’s tenure, the group helped in the design and redevelopment of downtown Lake Worth. On a more national level, Mr. Guillama lends his experience in healthcare and in growing a small business as a member of the United States Chamber of Commerce Small Business Council which represents the issues affecting small businesses throughout the country. Mr. Guillama is the beneficiary of numerous awards of distinction, some of which are from the Lion’s Club, Leukemia Society of America and American Diabetes Association. Mr. Guillama is a graduate of Massachusetts Institute of Technology’s (MIT) Birthing of Giants Entrepreneurial Leadership Program (1997 – 1999).

Donald B. Cohen, Vice President, Chief Financial Officer and Director

Mr. Cohen is a co-founder of Quantum. Prior to joining Quantum, he served as Chief Financial Officer of I-Titan Communications Network, Inc. a technology design and manufacturer from April 2001 through January 2002. He also served as Chief Financial Officer and Director of Metropolitan Health Networks, Inc. (AMEX:MDF) from April 1996 to April 1999. While at Metropolitan, Mr. Cohen was directly responsible for all accounting reporting and SEC disclosures and was instrumental in designing, installing and operations of the company’s extensive management information and billing and collections system connecting numerous sites into a state-of-the-art leading edge financial system. He additionally served as a consultant for the Company through January 2000. Prior to this, Mr. Cohen was Vice President and CFO of ProSports Video Response, Inc., from 1989 to 1992, Vice President and CFO of BDS, Inc., from 1987 to 1989, and Director of Finance of Tel-Plus Communication of Southern California from 1984 to 1986. From 1993 to 1995, Mr. Cohen worked for Ocwen Financial Corporation designing and implementing a loan accounting system. Mr. Cohen has extensive experience in information systems and start-up ventures. Mr. Cohen received a Bachelor of Science degree from California State University, Northridge, and was certified as a CPA in the State of California.

Susan D. Guillama, Vice President, Secretary, Chief Administrative Officer and Director

Mrs. Guillama has over 18 years of experience in consulting, human resources and facilities operations. Her extensive background encompasses a wide range of businesses. Mrs. Guillama had been an outside consultant with Quantum from September 2000 to April 2003, when she joined Quantum fulltime. Prior to joining Quantum, she was with ALLTEL Information Services in early 2001 through April 2003 where she led the human resources and training departments for a national division focused on banking software solutions. Prior to this she had her own consulting organization, Jacobs Consulting, which focused on employee initiatives such as change management, outplacement and transition services, customer service and career workshops, general employment consulting, and other training initiatives. For almost 10 years previous to this, she was Director for People with ServiceMaster, in which she led human resource departments for the HealthCare Services and the Business & Industry Group serving both hospitals and long-term care facilities, and focused in the automotive and transportation, food processing, and manufacturing industries. These divisions were nationwide in scope with a base of over 3,500 employees in both union and non-union environments. Mrs. Guillama is a certified master trainer, recruiter and interviewer and holds certifications from Gallup, London House, DDI, and is certified by the American Institute of Baking in Food Processing, Sanitation & Hygiene. She is a member the Society of Human Resource Management and the Palm Beach County HR Association. Mrs. Guillama earned her Bachelor’s degree in Communication from the University of South Florida, and an Associates degree in Pre-Law. Additional professional training includes an extensive three-year executive graduate program. Mrs. Guillama is the wife of Noel J. Guillama.

James D. Baker, Outside Director

Mr. Baker has many years of experience as CEO and Director of several start-up companies. He has founded and operated several profitable computer based high technology companies where he played a key role in their launch and success. From the beginning of 2003 until the present time, Mr. Baker has been a Director, President and CEO of Q-Net Technologies, Inc. (QNTI), a public company created to introduce consumer technology and value added Internet services into the Chinese market. From 2000 until 2002, Mr. Baker was the President of TargitInteractive, Inc. a interactive marketing services provider that delivers millions of e-mail messages on the Internet daily for major clients such as General Motors, Mercedes, Warner Brothers, Kraft Foods, Lexus, and many other advertisers. Mr. Baker currently serves as a director of the Company. In1997, Mr. Baker became the CEO of AegiSoft, Inc., a digital rights management company that provided software and digital content publishers the technology to rent their products, such as software, music, movies and electronic books. In 1995, he founded RAPOR, Inc. and is currently on the Board of Directors. RAPOR is a manufacturer of computer-controlled doors for the security industry (www.rapor.com). From 1991 through 1995, he served as a founder, President and CEO of Datamed Systems, Inc. a medical device EMG provider and rolled the company up into Quality Care Networks, Inc. a physician practice management company. Mr. Baker was employed from 1967 to 1981 by IBM in their MIS area and was a Project Manager of Security Systems Development. He left IBM in 1981 to form his own company, Computer Application Systems, Inc. (CASI), a Florida corporation that commercialized computer-based security systems. CASI was number 50 in the INC. 500 list of fastest growing privately held companies in the United States in 1987 and was then sold to Figgie International Inc. in September 1987. Mr. Baker worked with Figgie as a Vice President of Strategic Business Development through 1991. Mr. Baker obtained a Bachelor of

Science degree in industrial management from the University of Cincinnati and pursued a master’s degree in business administration at the University of Michigan.

Mark Haggerty, JD, Outside Director

Mr. Haggerty is a graduate of the University of Minnesota Law School and was in private practice as an employee, shareholder, director and youngest vice president of the Minneapolis law firm of Smith, Juster, Feikema, Haskvitz and Malmon from 1971 through 1985. During the early 70’s he was a contract prosecutor and then specialized in corporate, securities and medical law. From 1985 through 1987 he acted as senior vice president and counsel to the 350-person securities firm of Miller & Schroeder Financial, Inc. of Minneapolis. From 1976 through 1987 Mr. Haggerty structured and closed over one billion dollars in financings for numerous projects including medical clinics and nursing homes through out the United States. From 1987 through 1993 Mr. Haggerty became President of Haggerty & Associates, Inc. and consulted for private companies and the US Agency for International Development in the US, Europe and Africa. From 1993 to 2003 he was President of Voice & Wireless Corporation, a fully SEC reporting public company. From 2003 to present he has acted as in-house legal counsel to a SEC licensed investment advisory corporation. Mr. Haggerty was a guarantor for two corporations which went insolvent which then caused him to file bankruptcy in October, 2005. In 1996, Mr. Haggerty was a co-founder of Metropolitan Health Networks, Inc. and acted as Chairman of its advisory board. Mr. Haggerty is an elected county official having recently been elected to his fourth term as Hennepin County Parks Commissioner. He is a past president of a Chamber of Commerce in the Minneapolis area and the Anoka County Bar Association. In addition to his being licensed to practice law in the Minnesota and United States Supreme Courts, he also is licensed as a series 7 and 63 securities representative from the NASD and the SEC.

Peter Nauert, Outside Director

Peter Nauert serves as a member of the Company’s Board of Directors since February 9th. Mr. Nauert has over thirty years experience as a founder, creator and leader in the insurance industry with an emphasis on mergers and acquisitions, as well as funding. He was the inventor of the industry’s first web-based agent sales system. Mr. Nauert is nationally recognized as an entrepreneur and has an extensive success record in implementing public and private campaign funding vehicles. Mr. Nauert is the Founder and Chairman of Insurance Capital Management (ICM), a national Company which provides marketing, web-based technology and specialty products for insurance and financial services. ICM’s distribution subsidiaries comprise nearly 10,000 sales agents nationwide. Prior to founding ICM, Mr. Nauert was Chairman and CEO of Ceres Group, Inc. (Nasdaq: CERG) from July 1998 to June 2002. In 1998, Mr. Nauert led an investor group that purchased Central Reserve Life Insurance Company (CRLC), a financially troubled health insurance company. He founded Ceres Group, Inc., as the new holding company of CRLC. Through management changes and a series of acquisitions, Mr. Nauert achieved first-year profit turnaround and continuing yearly profits. As Chairman, Mr. Nauert increased Ceres’ gross revenue to $907 million. Prior to Ceres, Mr. Nauert founded Pioneer Financial Services, Inc. (NYSE: PFS), arranged its IPO in 1986 and established numerous national subsidiaries in healthcare, managed care, health and life insurance and marketing. As Chairman and CEO, Mr. Nauert grew PFS during its 10 years as a public company to gross revenues of $1 billion and assets of nearly $2 billion. In 1997, Mr. Nauert negotiated the sale of PFS to Conseco, Inc. for $480 million.

Mr. Nauert received a Bachelor of Science degree in Business Administration from Marquette University as well as a Juris Doctor (J.D.) from George Washington University. He currently has residences in Fort Worth, TX, and Santa Fe, NM.

Michael Rosenbaum, Outside Director

Michael Rosenbaum serves as a member of the Company’s Board of Directors since February 9th. Mr. Rosenbaum has extensive experience in law, mergers and acquisitions, merchant banking and finance. Mr. Rosenbaum has served as a Director for Protrak International since 1984, and continues in this role today. Protrak is the global leader and a major innovative force in the development and delivery of Customer Relationship Management software (CRM) and Sales Force Automation (SFA) to the investment management industry. From 1998 to 2000, he served as a Director and Officer of Throttlebox Media, a company that specialized in the sales of downloadable multimedia entertainment. From 1984 to 1993, Mr. Rosenbaum was also Executive Vice President and Director for Vector Group, which is traded on the New York Stock Exchange. The Vector Group has previously owned companies including Western Union, Mai Basic Four, Brighams and Skybox – a trading card company of which Mr. Rosenbaum also served as the Vice Chairman. Ultimately Skybox was sold to Marvel. Further, Mr. Rosenbaum was a member of the Board of Advisors of South Beach Beverage Company which was sold in

2002 to Pepsi. Mr. Rosenbaum is currently a principal in the real estate development of Nail Bay, which is comprised of approximately 160 acres and is located on Virgin Gorda in the British Virgin Islands. Mr. Rosenbaum has been active in Israeli Technology Partners for the last five years having also served as a Director from 2002 through 2004. This organization invests in high tech companies that are based in, or are based upon, technology that was developed in Israel. He is also a Director of Soup Kitchen International, which manufactures soup and has franchise operations. Mr. Rosenbaum received a Bachelor of Arts degree from Yale in Economics and Political Science, as well as a Bachelor of Law (LL.B) from Columbia University. Additionally, Mr. Rosenbaum possesses a Master of International Affairs, also from Columbia University.

Compensation of Directors

The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. In addition, the Company has granted each outside Director annual compensation of 30,000 shares of stock, vested over three years, and $10,000 to be paid in stock, calculated by taking the average of the last 10 closing days prior to the end of the fiscal year. It is expected that compensation to outside Directors will increase as their responsibility expands and the Company develops. Mr. Haggerty will be compensated an additional $1,500 for the extra duties of chairing the Audit Committee. The Directors will make themselves available to consult with the Company’s management as well as serve on one or more of its Committees. The Directors of the Company that are also employees of the Company do not receive additional compensation for their services as Directors.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

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

The Company expects to pay Mr. Guillama, Mr. Cohen and Mrs. Guillama with permanent compensation and bonuses to be negotiated with Compensation Committee of the Company. As of October 31, 2006, the Company has accrued a total of $508,000 in compensation for Mr. Guillama, $151,000 for Mr. Cohen, and $124,011 for Mrs. Guillama in anticipation of such arrangement. The Company has also accrued $73,900 for the compensation of Outside Directors. As of November 1, 2004, the Board had approved annual compensation of $200,000 for Mr. Guillama, and $96,000 each for Mrs. Guillama and Mr. Cohen. It is anticipated that during fiscal year 2007 Executive compensation in cash, stock options and stock grants will be increased.

Employment Agreements

The Company has no employment agreement with any of its senior officers. All officers serve at the pleasure of the Board of Directors.

The following table presents information concerning the cash compensation and stock options provided to the Company’s Chief Executive Officer and each additional executive officer for the fiscal years ended October 31, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options
Noel J. Guillama	2006	$200,000	$11,900	—	—
President, Chairman, CEO	2005	$200,000	$—	—	258,099
	2004	$134,000	$—	—	—

Donald B. Cohen	2006	$96,000	$3,300	—	—
Vice President,	2005	$96,000	$—	30,000	151,914
CFO, Director	2004	$87,000	$12,500	30,000	—

Susan D. Guillama	2006	$96,000	$—	—	—
Vice President, Secretary,	2005	$96,000	$—	—	83,340
Chief Administrative Officer,	2004	$87,000	$—	—	—
Director

Corporate Governance- Board of Directors

Election of Officers

Each director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The Company’s bylaws provide for not less than one (1) director. Currently there are seven (7) directors in the Company; Michael Rosenbaum and Peter Nauert were elected to the Board of Directors after our fiscal year end during an annual Board Meeting held February 9, 2006 and as such have only begun to exercise their official duties. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified. The bylaws also allow for removal of a director for cause as determined by the majority of the Board of Directors. The Board of Directors elects officers and their terms of office are, except to the extent governed by future employment contracts, at the discretion of the Board. Mr. Noel J. Guillama and Mrs. Susan D. Guillama are married. Other than as previously indicated above, there are no family relations among any officers or directors of the Company.

The Company has four committees:  Audit, Executive, Compensation, and an Option Committee.

•

The Audit Committee selects the independent auditors, reviews the results and scope of the audit and other services provided by independent auditors. It reviews and evaluates internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The Board of Directors has elected Mr. Haggerty as the chairman of the Audit Committee and as its “financial expert”; as such term is defined under federal securities law. At the Board meeting June 9, 2006, Mr. Rosenbaum was re-elected to serve with Mr. Haggerty on the Audit Committee.

•

The Executive Committee may exercise the power of the Board of Directors in the management of business and affairs at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors, and is currently composed of Mr. Baker, Mr. Guillama and Mr. Cohen. All actions of the Executive Committee require a unanimous vote.

•

The Compensation & Options Committee consists of Mr. Nauert and Mr. Haggerty. The Compensation & Options Committee makes recommendations to the Board of Directors concerning compensation for executive officers, employees and consultants of the Company and recommendations to the Board of directors concerning the Company’s Stock Option Plan and administers it accordingly. All actions of the Compensation & Options Committee require a unanimous vote. At the Board meeting June 9, 2006, the Board elected to combine the Compensation Committee with the Option Committee and elected Mr. Nauert to serve as chairman with Mr. Haggerty.

•

The Nomination & Governance Committee consists of Mr. Rosenbaum, Mr. Baker and Mr. Nauert. The Nomination & Governance Committee makes recommendations to the Board of Directors concerning nominations to the Board of Directors and development and review on an ongoing basis the adequacy of the corporate governance.

Options and Common Shares Granted in the Year Ended October 31, 2006 to Executives

No options or common shares were granted to executives during the year ended October 31, 2006

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Exchange Act requires Quanutm’s directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the SEC initial reports of ownership on

Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish Quantum with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to Quantum or written representations that no other reports were required, Quantum believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were complied with during the year ended October 31, 2006 except for the following: Peter W. Nauert failed to file on a timely basis one report on Form 3 with respect to his election to the Board of Directors.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2007, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name/Address of Beneficial Owner			Amount/Nature of Beneficial Ownership of Common Stock (1)	Percentage of Beneficial Ownership (2)
Guillama, Noel	(3)	(10)	9,662,209	27.83%
c/o The Quantum Group, Inc.	(11)
3420 Fairlane Farms Road, Ste. C
Wellingtion, FL 33414

Cohen, Donald B.	(4)		1,445,003	4.16%
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Guillama, Susan J.	(5)	(11)	1,377,722	3.97%
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Baker, James D.	(6)		275,006	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Haggerty, Mark	(7)		270,006	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Rosenbaum, Michael	(8)		10,000	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Nauert, Peter	(9)		260,000	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

High Capital Funding LLC			3,172,727	9.14%
333 Sandy Springs Circle, Suite 230
Atlanta, GA 30328

Directors and Executive Officers
Officers, as a group (7 persons)			13,216,618

———————

*

Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 31, 2007 upon exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from January 31, 2007 have been exercised.

(2)

Applicable percentage ownership is based on 34,716,523 shares of Common Stock outstanding as of January 31, 2007.

(3)

Includes (a) 7,492,125 shares held by Mr. Guillama; (b) 520,078 shares held by Guillama Family Holdings, Inc.; (c) 1,000,000 held by Guillama, Inc.; (d) 200,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (e) 450,006 shares issuable upon the exercise of options at $.50 per share until March 26, 2012 . This does not include 149,994 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mr. Guillama disclaims all shares and has no interest in the holdings of Mrs. Guillama.

(4)

Includes (a)1,070,000 shares;  (b) 150,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (c)208,337 shares issuable upon the exercise of options at $.50 per share until March 26, 2012. Does not include 74,997 shares issuable upon the exercise of options at $.50 per share until December 26, 2012.

(5)

Includes (a) 962,678 shares; (b) 190,041 shares held by her minor son; and (c). 225,003 shares issuable upon the exercise of options at $.50 per share until March 27, 2011. Does not include 74,997 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mrs. Guillama disclaims all shares and has no interest in the holdings of Mr. Guillama.

(6)

Includes (a) 132, 500 shares; (b) 20,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama; (c) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (d) 104,174 shares issuable upon the exercise of options at $.50 per share until March 26, 2012. Does not include (a) 37,494 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 20,000 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009.

(7)

Includes (a) 97,500 shares; (b)  35,000 shares held by Linda Jean Haggerty (c) 2,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (d) 12,500 shares transferable upon the exercise of options at $.01 per share until July 24, 2008 held by Linda Jean Haggerty; (e) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010 and (f) 104,174 shares issuable upon the exercise of options at $.50 per share until March 26, 2012. Does not include (a) 37,494 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 20,000 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009.

(8)

Includes 10,000 shares. Does not include (a) 20,000 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009 and (b) 494,488 held by Maj-Britt Rosenbaum, his wife.

(9)

Includes 260,000 shares. Does not include (a) 20,000 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009

(10)

Mr. Guillama has granted options to purchase 257,642 shares of the Company at $.001 per share. 35,000 options were granted to Directors and their affiliated persons and 222,642 options were granted to unaffiliated persons.

(11)

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

Item 13.

Exhibits

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-KSB.

(3) Exhibits

Exhibit No.	Item 6.01 Ref. No.	Title of Document
1	2.12	Exchange Agreement dated May 28, 2003 between Transform Pack International and Quantum HIPAA Consulting Group, Inc.
2.	2.12	Articles of Incorporation of The Quantum Group, Inc. (Nevada)
3	2.2	Agreement and Plan of Exchange between The Quantum Group, Inc., Quantum Medical Technologies, Inc., and Noel J. Guillama, dated August 9, 2004 (2)
4	2.3	Agreement and Plan of Exchange between The Quantum Group, Inc., Renaissance Health Systems, Inc., and Noel J. Guillama, dated August 9, 2004(2)
5	3.4	By-Laws The Quantum Group, Inc. (Nevada) (1)
6	3.5	2003 INCENTIVE EQUITY & OPTION PLAN (1)
7	10.11	Put Option Agreement between Transform Pack International and HANS MEIER, CARMELLE CAISSIE, DANIEL SCHAM and ROBERT TALBOT, TRUSTEE
8	14.1	Code of Ethics (3)
9	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
10	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
11	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
12	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

———————

*

filed herewith

(1)

Incorporated by reference to the Company’s Form 14-C filed on January 7, 2004

(2)

Incorporated by reference to the Form 8-K filed August 20, 2004

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, as filed with the Commission on February 13, 2004

Item 14.

Principal Accountant Fees and Services

Audit Fees

Audit fees billed by the Company’s principal accountant total $18,000 during the year ended October 31, 2006 through date of this report and $13,930 for the year ended October 31, 2005.

Audit Related Fees

No audited-related fees have been billed by the Company’s principal accountant for any period.

Tax Fees

Tax fees billed by the Company’s principal accountant totaled $12,500.

All Other Fees

No other fees other than those set out above have been paid to the Company’s principal accountant.

Audit Committees Pre-Approval Policies and Procedures

The Audit Committee approves all professional services and fees provided by our principal accountants. For the year 2006 and 2005, the audit committee approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th of February, 2007.

THE QUANTUM GROUP, INC.

By:	/s/ Noel J. Guillama
Noel J. Guillama,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Noel J. Guillama	/s/ Donald B. Cohen
Noel J. Guillama, Director	Donald B. Cohen, Director
President and Chief Executive Officer	Vice President and Chief Financial Officer
Date: February 13, 2007	Date: February 13, 2007

/s/ Susan D. Guillama
Mark Haggerty, Director	Susan D. Guillama, Director
Vice President
Date: February 13, 2007	Date: February 13, 2007

/s/ James D. Baker
James D. Baker, Director	Michael Rosenbaum, Director
Date: February 13, 2007	Date: February 13, 2007

/s/ Peter Nauert
Peter Nauert, Director
Date: February 13, 2007

THE QUANTUM GROUP, INC.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Quantum Group, Inc.

We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. (a Development Stage Company) as of October 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit in assets and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2006 and the results of its operations and its cash flows for the years then ended October 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal-Bolton, LLC

Boca Raton, Florida

February 13, 2007

THE QUANTUM GROUP, INC.

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2006

ASSETS
CURRENT ASSETS
Cash	$32,077
Financing premium, net of accumulated amortization of $2,551,007	812,033
Prepaid other	102,578
Other current assets	31,324
TOTAL CURRENT ASSETS	978,012
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $91,803	152,571
GOODWILL	23,300
OTHER ASSETS
Software	219,250
Deposits	11,285
TOTAL ASSETS	$1,384,418
LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Accounts payable	$251,388
Accrued liabilities	339,542
Accrued payroll and payroll taxes	1,193,344
Notes payable and accrued interest - interim bridge loans	678,305
Notes payable and accrued interest - shareholders	406,107
Notes payable - credit line	139,863
Notes payable - 8% convertible debentures - net of discount of $810,922	64,078
Beneficial conversion feature	377,074
Loans payable - current portion	15,026
Capital lease obligation - current portion	8,314
Other current liabilities	5,572
TOTAL CURRENT LIABILITIES	3,478,613
LONG TERM DEBT
Loans payable - long term portion	136,193
Capital lease obligation - long term portion	9,215
TOTAL LONG TERM DEBT	145,408
TOTAL LIABILITIES	3,624,021
COMMITMENTS AND CONTINGENCIES
Common Stock subject to redemption	792,803
SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.001 per share Authorized 30,000,000 shares none issued and outstanding	—
Common Stock, par value $.001 per share, 170,000,000 shares authorized; 31,661,687 shares issued and outstanding	31,662
Additional paid in capital	6,685,476
Warrants	215,941
Deferred Compensation	(314,940)
Accumulated deficit	(9,650,545)
TOTAL SHAREHOLDERS' DEFICIT	(3,032,406)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$1,384,418

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended
	October 31, 2006	October 31, 2005

Revenues
Provider systems	$41,203	$1,119
Provider support services	54,050	—
	95,253	1,119

Direct Costs
Provider systems	41,203	1,119
Provider support services	41,007	—
	82,210	1,119
Gross Profit	13,043	—

Operating expenses
Salaries and employee costs	1,782,497	1,238,416
Consulting expense	308,282	169,641
Occupancy	114,492	59,525
Depreciation & amortization	62,126	23,186
Other general & adminstrative expenses	663,953	329,458
Total operating expenses	2,931,350	1,820,226

Loss from operations	(2,918,307)	(1,820,226)

Non-operating expenses
Amortization of financing premium	3,079,695	—
Amortization of beneficial conversion feature	45,400	—
Interest	173,006	33,394
Loss before income provision	3,298,101	33,394

Income tax provision	—	—
Net loss	$(6,216,408)	$(1,853,620)

Basic and diluted (loss) per common share	$(0.25)	$(0.09)

Weighted average number of common shares outstanding	24,728,770	20,261,348

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital
	# of Shares	Amount	# of Shares	Amount		Warrants	Deferred Compensation	Accumulated Deficit	Total Equity

Balance at October 31, 2004	200,000	$200	18,307,276	$18,307	$885,567		$(199,867)	$(1,580,517)	$(876,310)

Issuance common stock - private placement			3,590,128	3,590	1,295,944				1,299,534
Grant of stock - deferred compensation			176,325	176	134,373				134,549
Issuance of common stock - stock based compensation			114,000	114	108,716				108,830
Issuance of common stock - in lieu of cash			317,572	318	179,750				180,068
Cancellation of preferred stock	(200,000)	$(200)							(200)
Compensation related to deferred compensation							91,379		91,379
Stock issued for purchase of software			200,000	200	169,800	145,000			315,000
Grant of stock options					16,350		(16,350)		—
Net (loss)								(1,853,620)	(1,853,620)
Balance at October 31, 2005	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(124,839)	$(3,434,137)	$(600,770)

Issuance common stock - private placement			670,000	670	290,780				291,450
Grant of stock – deferred compensation			625,700	626	265,244		(265,870)		—
Issuance of common stock - in lieu of cash			239,761	240	165,430				165,670
Issuance of common stock - stock based compensation			151,850	152	84,148				84,300
Issuance of common stock warrants - private placement fees						215,941			215,941
Expiration of warrants						(145,000)			(145,000)
Compensation related to deferred compensation							78,918		78,918
Grant of stock options					3,150		(3,150)		—
Issuance of common stock - finance premium			4,275,766	4,275	2,842,698				2,846,973
Issuance of common stock - premium on other loans			341,794	342	243,526				243,868
Issuance of common stock - PPM 08/29/06			2,651,515	2,652	—				2,652
Net (loss)								(6,216,408)	(6,216,408)
Balance at October 31, 2006	—	$—	31,661,687	$31,662	$6,685,476	$215,941	$(314,940)	$(9,650,545)	$(3,032,406)

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2006	2005

OPERATING ACTIVITIES
Net (loss)	$(6,216,408)	$(1,853,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,211	23,186
Amortization of financing premium	3,079,695	—
Amortization of deferred compensation	78,918	226,353
Issuance of stock for compensation	84,300	90,461
Issuance of stock in lieu of cash	29,150	65,463

Changes in operating assets and liabilities:
Decrease (increase)in other assets	3,003	6,102
Increase in accounts payable and accrued liabilities	875,632	396,731
Total adjustments	4,336,909	808,296
Net cash used in operating activities	(1,879,499)	(1,045,324)

INVESTING ACTIVITIES
Purchase of property and equipment	(49,282)	(71,403)
Purchase of software	—	(80,000)
Net cash used in investing activities	(49,282)	(151,403)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	875,000
Proceeds from bridge loans	1,100,000
Proceeds from credit line	443,000
Proceeds from other loans	298,510
Proceeds from issuance of common stock	335,000	1,498,200
Payments of fees to placement agent on financing	(313,136)	(198,667)
Repayments on capital leases	(10,687)	(3,566)
Repayments on debt	(841,600)	(60,437)
Net cash provided by financing activities	1,886,087	1,235,530

Net increase (decrease) in cash	(42,694)	38,803

Cash at beginning of period	74,771	35,968

Cash at end of period	$32,077	$74,771

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$68,429	$53,931

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred on purchases of equipment	$16,047	$—
Acquisition of Biocard assets	$(145,000)	$315,000
Issuance of stock as deferred finance costs on loans	$4,077,269	$—
Note payable - fixed asset	$47,977	$—

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 1:

DESCRIPTION OF COMPANY

The Company’s business model is to become a provider of services to the healthcare industry in three complementary areas: providing healthcare services to consumers through its provider systems; providing provider support services, systems, technology solutions and management to physicians, Managed Care Organizations (MCOs), healthcare facilities and physician associations; and acquiring and developing new technologies for the healthcare delivery system.

The Company has one MCO contract providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida.The number of members under care has not reached the 300 member threshold requirement for the Company to be at full risk. The Company started providing healthcare support services by entering into a full risk management agreement with a billing company, whereby, the Company runs the operation and accepts all risk of ownership.

Prior to the year ended October 31, 2006, the Company was classified as a Development Stage Company, as it not yet commenced substantive operations.

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

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2006 there were no cash equivalents.

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of October 31, 2006, there was no impairment of goodwill.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended October 31, 2006, the Company determined that the software purchased in connection with the Biocard personal health record (PHR) was not going to be sufficient without further programming, however the Company believes that there is no change in the value of name and the domain name. The Company estimated the value of the software decreased by $145,000.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended October 31, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., The Quantum Agency, Inc. and Quantum Medical Technologies, Inc. The accounts of the billing company in which the Company has full risk of the operations is a variable interest entity, as defined by FASB Interpretation No. 46, and therefore has been consolidated. All intercompany accounts have been eliminated in consolidation.

Revenue Recognition

Provider Systems

The Company has entered into a full risk contract with an MCO. Commencing when the Company has 300 patients, the Company will receive monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the MCO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect with quarterly adjustments. The Company started treating patients in September 2005, but has not reached the 300 minimum by October 31, 2006. The Company has recorded income relating to the primary care physician’s charges which MCO has contracted with the Company to utilize. Medical costs associated with the revenue were equal to the revenue.

Provider Support Services

In June 2006, the Company entered into a management agreement with a medical billing and collection company. Under the terms of the agreement, the Company paid a fixed amount to the billing and collection company in order to assume all management responsibility and financial risk of the operation of the business. The Company has included all of the assets, liabilities, revenues and expenses for this operation in the Company’s consolidated financial statements. Revenues are recorded upon the collection of billed service for their clients.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company entered into an agreement with an MCO to assist in the recruitment of members for fixed fee per member enrolled. The Company recognizes revenue, net of commissions paid, in the month when the member signs up with the MCO.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” at October 31, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2006	2005
Net income (loss)
As report	$(6,216,408)	$(1,853,620)
Pro forma	$(6,495,373)	$(2,132,585
Earnings per share
As reported	$(0.25)	$(0.09)
Pro Forma	$(0.26)	$(0.11)

The fair value of each option is estimated on the date of grant using the fair market value option-pricing model with the assumptions:

Risk-free interest rate

3%

Expected life (years)

3

Expected volatility

1.13

Expected dividends

None

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company believes that the effect of the adoption of SFAS 123R in the quarter ending January 31, 2007 will result in increased expenses by approximately $470,000 over a period three year (vesting) period.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29”, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS No. 153 for nonmonetary asset exchanges occurring on or after July 1, 2005. The adoption SFAS No. 153 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company is in the process of assessing the impact of the adoption of SFAS 155. “The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In December 2006, the FASB issued a Staff Position 00-19-2 on issuer’s accounting for registration payment arrangements which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133,  Accounting for Derivative Instruments and Hedging Activities, and No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The Company issued registration rights with penalties for failure to file by specific dates in connection with certain debt which the Company believes will probably be met.

NOTE 3:

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 4:

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2006 and 2005:

	2006	2005
Computer and other equipment	$120,219	$77,259
Furniture and Fixtures	32,622	28,805
Automobile	38,953	—
Leasehold Improvements	52,580	24,754
	130,818	244,374
Less: Accumulated Depreciation	(91,803)	(30,145)
Total	$152,571	$100,673

Depreciation expense for the years ended October 31, 2006 and 2005 was $62,126 and $23,186. During the current year, leasehold improvements were abandoned when the prior lease was terminated. The remaining book value of the abandoned leasehold improvements was $11,765, which was fully depreciated over the shortened lease period.

NOTE 5:

DEBT

Interim Bridge Loans

On May 5, 2006, the Company agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement included an issuance of an 8% Secured Promissory Note and, as additional consideration, the Company issued 666,667 shares of the Company’s common stock valued at $500,000. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 66,667 shares of the Company’s common stock at a price of $0.20 per share, valued at $47,334 using the Black Scholes method, and a documentation fee of 33,333 shares of the Company’s common stock valued at $25,000. The common stock issued has registration rights. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. The note was to mature upon the earlier of the 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. In June 2006, the Company raised an additional $150,000 under the same terms and as additional compensation the Company issued 199,998 shares of the Company’s common stock at a value of $159,998. An additional fee included a placement agent fee of one 5-year warrant to purchase 20,000 shares of the Company’s common stock at a price of $0.20 per share, valued at $15,200 using the Black Scholes method. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and the Company issued 33,333 shares valued at $26,666, as per the terms of the agreement. All fees and premiums are amortized over the term of the loans. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $651,000, was included in the amount loaned.

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $501,000 (Tranche A) and the $150,000 additional bridge (Tranche B), and raise an additional $349,000 (Tranche C). The agreement provided for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. As additional compensation, the Company issued an additional 851,515 shares of common stock to the original lender 254,550 shares to Tranche B investors, 1,057,582 shares to Tranche C investors and 909,091 shares of common stock to the original investor for the credit line agreement. The total value of the common stock issued for this loan was $1,929,552 based on the closing price of the Company’s common stock on the date of the loan and is amortized over the term of the loans. Additional fees include a placement agent fee of $60,370 plus one 5-year warrant to purchase 303,030 shares of the Company’s common stock at a price of $0.20 per share, valued at $81,818 using the Black Scholes method. The terms of the loan include repayment of principal and interest from the proceeds of the

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 5:

DEBT (continued)

subsequent private placement equal to 50% of the funds received until the loans are paid in full. As of October 31, 2006, $443,698 of the principal was repaid.

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company have agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 303,030 additional shares valued at $242,424 based on the closing price of the Company’s common stock on the date of the loan and is amortized over the term of the loan. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan.

Secured Convertible Debentures

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consists of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares). Each note is payable matures on March 31, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by February 28, 2007, the Company will file a registration statement by March 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices as reported on Bloomberg) if a registration is not filed by March 31, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge.

As of October 31, 2007, 17.5 units were sold and the Company issued 2,651,515 Bridge Shares, valued at $795,455 based upon the closing price of the Company’s common stock on the date of the convertible debt, as a finance premium. Additional fees include a placement agent fee and reimbursement of expenses of $142,967 plus one 5-year warrant to purchase 265,144 shares of the Company’s common stock at a price of $0.20 per share, valued at $71,589 using the Black Scholes method.

The beneficial conversion feature relating to the Secured Convertible Debentures is treated as an embedded derivative and is therefore classified as a liability in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”  The beneficial conversion feature was valued using the closing price of the Company’s common stock at the time of sale of the Debenture. The discount values assigned to the conversion feature at the time of issuance was $375,000. As of October 31, 2006, $45,400 of the discount has been amortized. Due to the fluctuation in the fair value of the beneficial conversion feature between the issuance dates and October 31, 2006, an additional charge of $2,073 was recorded.

Notes payable - shareholders

On November 1, 2002, the Company entered into an agreement with the Company’s CEO to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default of the terms of the note and has classified the note as current. The Company paid $23,308 of principal during the year ended October 31, 2006. The note balance is $138,105 and

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 5:

DEBT (continued)

Notes payable – shareholders (continued)

$161,413 at October 31, 2006 and 2005, respectively and interest accrued is $73,384 and $46,645 at October 31, 2006 and 2005, respectively.

On November 14, 2005, a shareholder advanced the Company $50,000. Subsequently, the Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 10,000 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan.

On December 16, 2005, the Company executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due January 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 15,000 shares of the Company’s common stock per month for each month the debt is outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the Board of Directors of the Company. On February 25, 2006, an additional $25,000 was advanced to the Company by Mrs. Rosenbaum for a total of $125,000. Total shares earned to May 5, 2006, was 77,821 shares valued at $50,625. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which includes the issuance of 166,667 shares of common stock valued at $125,000. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. This loan was not repaid at maturity and is in default converting the interest rate to 18% from May 5, 2006.

NOTE 6:

DEFERRED INCOME TAXES

The Company’s evaluation of the tax benefit of its net operating loss carry forward is presented in the following table for years ended October 31, 2006 and 2005. At October 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rate.

	2006	2005
Income tax (benefit) consists of
Current	$—	$—
Deferred	—	—
Provision (benefit) for income taxes	$—	$—

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2006	2005
Taxes computed at combined federal	$(2,113,579)	$(630,231)
Effect of non-deductible expenses	15,436	—
State income taxes, net of federal income tax benefit	(224,007)	(67,286)
Increase (decrease) in deferred tax asset valuation allowance	(2,322,150)	(697,517)
Provision (benefit) for income taxes	$—	$—

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 6:

DEFERRED INCOME TAXES (continued)

The components of the deferred tax asset were as follows at October 31:

	2006	2005
Deferred tax assets:
Net operating loss carry forward and start up costs	$1,456,150	$523,435
Stock based compensation	359,652	214,144
Finance Premium	1,158,889	—
Accrued compensation	434,859	377,657
Accrued interest	72,100	44,263
Total deferred tax assets	3,481,650	1,159,499

Valuation allowance:
Beginning of year	(1,159,499)	(461,983)
Decrease (increase) during	(2,322,151)	(697,516)
Ending balance	(3,481,650)	(1,159,499)

As of October 31, 2006, the Company had an unused net operating loss carryforward of approximately $3,869,651 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 7:

PAYROLL TAXES

Included in Accrued Payroll and Payroll Taxes is $151,500 that the Company owes in delinquent payroll taxes, which includes penalties and interest. These taxes relate to a period ending in the middle of September. The Company has paid all payroll taxes due on payrolls paid subsequent to that date.

NOTE 8:

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

NOTE 9:

LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized. The Company leases its corporate offices under operating lease agreements, which expire June 30, 2009. Total rental expense amounted to $92,479 and $47,903 for the years ended October 31, 2006 and 2005, respectively.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 9:

LEASE COMMITMENTS (continued)

The Company is obligated under capital leases. The leased property under the capital leases had a cost of $37,608, and accumulated depreciation of $8,098 and $1,932, respectively. Amortization of the leased property is included in depreciation expense.

Future minimum lease payments for these leases at October 31 are as follows:

Years Ending October 31,		Capital Leases	Operating Leases
	2007	$10,438	$112,741
	2008	$6,728	112,741
	2009	$3,738	75,160
	2010	—	—
	2011	—	—
Total minimum lease payments		$20,904	$300,642
Less: amount representing interest		$(3,375)
Present value of net minimum lease payments		$17,529
Less: current portion		$(8,314)
Noncurrent portion		$9,215

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

Under the plan, no options or stock were granted by the Company during the year ended October 31, 2006. 60,000 shares of common stock and no options were granted during the year ended October 31, 2005.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 10:

INCENTIVE EQUITY AND STOCK OPTION PLAN (continued)

	2006			2005
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Common Stock Grants	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	—	—	$—	—	—	$—
Granted	—	—	$—	60,000	$—	$—
Exercised	—	—	$—	—	$—	$—
Forfeited	—	—	$—	—	$—	$—
Outstanding at October 31,	—	—		60,000	$—
Exercisable at October 31,	—	—			$—

Available for issuance at October 31, under the plan		4,940,000			4,940,000

NOTE 11:

OTHER EQUITY TRANSACTIONS

Deferred Compensation

The Company granted 607,000 and 93,950 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company for years ended October 31, 2006 and 2005, respectively. These shares started vesting November 1, 2004 and are to be vested over two and three year periods. The Company recorded $254,100 and $55,282 of deferred compensation for the years ended October 31, 2006 and 2005, respectively. The Company recognized $72,370 and $135,798 in compensation expense related to these stock grants for the years ended October 31, 2006 and 2005. During the year ended October 31, 2006, 15,000 shares were forfeited with a value of $13,500 and 76,888 shares were issued. During the year ended October 31, 2005, 8,025 shares were forfeited with a value of $6,627and 137,575 shares were issued. The value of the stock was determined by the closing market price at the date of grant.

Additionally, during the year ended October 31, 2006, the Company granted 300,200 options at an average exercise price of $.48 per share to employees and directors and granted 15,000 options at an average exercise price of $.30 per share to consultants. All options granted during the year ended October 31, 2006 are to be vested over three years. These options start vesting October 31, 2006. In the year ended October 31, 2005 the Company granted 1,764,000 options at an average exercise price of $.57 per share to employees and directors and granted 52,500 options at an average exercise price of $.76 per share to consultants. All options granted during the year ended October 31, 2005 are to be vested over three years. These options started vesting January 27, 2005. The Company has recognized $3,150 and $16,350 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard No. 123 for the years ended October 31, 2006 and 2005, respectively. The Company has recognized $32,892 and $84,235 in compensation expense related to stock option grants for the years ended October 31, 2006 and 2005, respectively.

Other Sales of Common Stock

In December 2004, the Company sold 370,370 shares of common stock for $0.27 per share. The Company paid a placement company 13% of the proceeds, $13,000, and 37,037 warrants at an exercise price of $0.27 per share.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 11:

OTHER EQUITY TRANSACTIONS (continued)

Deferred Compensation (continued)

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

On July 6, 2005, the Company issued a private placement memorandum to raise $1,500,000 at a price of $0.50 per share. The terms include a 13% cash commission plus one common stock warrant at a price of $0.50 for every $10.00 raised. The Company realized proceeds of $971,300 on the sales of 1,942,600 shares of common stock and cash commissions to the placement agent of $126,269 and issued 99,510 warrants to the placement agent through May 3, 2006. In May 2006, the Company and the placement agent agreed to change the amount of warrants to 10% of shares issued which is consistent with prior agreements with the placement agent and therefore, the Company issued an additional 99,510 warrants.

NOTE 12:

SUBSEQUENT EVENTS

In November 2006, the Company borrowed an additional $160,137 net of repayments on the line of credit. On December 15, 2006, the Company and the lender agreed to extend the credit line’s maturity date until the final closing of the Company’s private placement dated December 18, 2006, increase the credit line $56,000 until January 15, 2007 and increase the interest rate to 18% per annum. In partial consideration for the changes in credit line, the Company issued 169,697 shares of restricted common stock valued at $44,121 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company borrowed the additional $56,000 from the increase in the credit line. On January 12, 2007, the Company and the lender agreed to extend the credit line’s maturity date to February 15, 2007 and increase the credit line by $95,000. In partial consideration for the changes in the credit line, the Company issued 287,879 shares of restricted common stock valued at $146,818 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company immediately borrowed $95,000.

In November 2006, the Company sold an additional 8.5 units relating to the August 29, 2006 offering. The Company issued $425,000 in convertible debt and issued 1,287,881 shares valued at $558,941 based upon the closing price of the Company’s common stock on the date of the convertible debt, as a finance premium. Additional fees include a placement agent fee and reimbursement of expenses of $57,933 plus one 5-year warrant to purchase 128,792 shares of the Company’s common stock at a price of $0.20 per share, valued at $29,622 using the Black Scholes method.

During the period December 2006 and February 7, 2007, the Company sold 50 $50,000 8% convertible debentures with 2,727,272 shares of unregistered common stock. Each note matures on June 30, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000.

As of February 7, 2007, 18 units were sold and the Company issued 2,727,272 Bridge Shares valued at $589,394 based upon the closing price of the Company’s common stock on the date of the convertible debt, as a finance premium. Additional fees include a placement agent fee and reimbursement of expenses of $128,250 plus one 5-year warrant to purchase 272,731 shares of the Company’s common stock at a price of $0.20 per share, valued at $62,728 using the Black Scholes method. Fifty percent of the proceeds were used to payoff the interim loans and pay down the credit line.

.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 12:

SUBSEQUENT EVENTS (continued)

On December 26, 2006, the Company signed an 8% promissory note for $50,000 with a lender. The note matured on the 30th day following receipt, or January 28, 2007. The lender was issued 10,000 shares of Common Stock, valued at the closing price of the Company’s common stock on the date of the loan, as a financing premium. The lender has the option to convert this loan into the private placement dated December 18, 2006. The note has not been repaid and the lender has not notified the Company of his intention to convert or notified the Company of a demand for payment.

On December 28, 2006, the Company signed an 8% promissory note for $40,000 with the Company’s placement agent, Newbridge Securities. The note matured on the 30th day following receipt, or January 27, 2007. The lender was issued 10,000 shares of Common Stock, valued at $5,100. using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The note has not been repaid and the lender has not notified the Company of a demand for payment.

Effective December 2006, the Company signed a full risk contract with a New York Stock Exchange (NYSE) listed MCO for 4 counties in Florida. In January 2007, the Company signed a full risk contract with a Florida based MCO for three counties in Florida. Starting in January, the Company started realizing revenue and expense on these contracts.