Form 10KSB/A
period 2006-10-31
QUANTUM GROUP INC /FL
filed 2007-03-22
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-KSB/A

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

The aggregate market value of the Registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $3,412,260 (computed using the closing price of $.18 per share of Common Stock on March 13, 2007, as reported by OTCBB, based on the assumption that directors, officers and more than 5% stockholders are affiliates).

There were 41,218,583 shares of the registrant’s Common Stock, par value $.001 per share, outstanding on March 13, 2007.

Explanatory Note

The following sets forth an explanatory note of the changes to the Company’s Form 10-KSB.

We are filing this Form 10-KSB/A to reflect corrections made to our financial statements and related Management’s Discussion and Analysis. The financial statements included have been restated to reflect the appropriate allocation of the components of the sale of units which included secured convertible debentures with a beneficial conversion feature and common stock and the resulting amortization of the corresponding costs.  In addition, the unearned shares of common stock granted to employees were incorrectly included in the outstanding common shares.  Also, the Company has reclassified accrued interest.

General

Unless other wise indicated or the context otherwise requires, all references in the Form 10-KSB/A to “we”, “us”, “our”, “Quantum” or the “Company” refer to The Quantum Group, Inc. and its consolidated subsidiaries. All references to a “Fiscal” year refer to our fiscal year which ends October 31. As used herein, Fiscal 2007 refers to the fiscal year ended October 31, 2007, Fiscal 2006 refers to fiscal year ended October 31, 2006 and Fiscal 2005 refers to the fiscal year ended October 31, 2005

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect us is frequently detailed in our Company’s reports filed with the Commission. This Report contains “forward-looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB/A, Form 10QSB, Form 8K, Form 14-C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company’s control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could materially differ from those indicated in the forward-looking statements.

The Quantum Group, Inc.

FORM 10-KSB/A FOR THE YEAR ENDED OCTOBER 31, 2006

TABLE OF CONTENTS

Item 1.     Description of Business

1

Item 2.     Description of Property

21

Item 3.     Legal Proceedings

21

Item 4.     Submission of Matters to a Vote of Security Holders

21

Item 5.     Market for Common Equity and Related Stockholder Matters

22

Item 6.     Management’s Discussion and Analysis

23

Item 7.     Financial Statements

25

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 8A.  Controls and Procedures

26

Item 9.     Directors, Executive Officers, Promoters and Control Persons of the Registrant;

Compliance with Section 16(A) of the Exchange Act

27

Item 10.   Executive Compensation

30

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

Management’s perspective for the fiscal year ending October 31, 2006

We have raised a net total of approximately $1,929,000 during fiscal year ended October 31, 2006 through the sale of common stock, issuance of debt and acquisition of a credit line. Management’s efforts have been primarily in negotiations of MCO contracts, the building of provider networks, development of its Provider Systems and due diligence on potential acquisitions/joint ventures and licensing agreements. The Company recently completed developing its seventeenth CHSs.

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

Results of Operations

Years ended October 31, 2006 (as restated) and 2005

The net loss for the year ended October 31, 2006 was $4,672,760 compared to $1,853,620 for the year ended October 31, 2005. The increase of $2,819,140 was primarily due to an increase of $1,721,059 in amortization of financing costs related to financing agreements and $682,722 in personnel related costs which include increases in salaries and personnel related costs of $544,082, consulting fees of $138,640. Salaries and personnel related costs, including stock compensation were $1,782,497, representing 60.8% of the total operating expenses for the year ended October 31, 2006 as compared to $1,238,415, representing 68.0% of the total operating expenses for the year ended October 31, 2005.

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

As of October 31, 2006, we had cash of $32,077 and total assets of $1,091,861 as compared to $74,771 and $733,444 at October 31, 2005, respectively. We had current liabilities of $3,337,004 and $1,330,899 at October 31, 2006 and 2005, respectively.

During fiscal 2006, we realized net proceeds from the sale of common stock in the amount of $291,450, net of $43,550 in placement agent fees, and $761,250, net of $113,750 in placement agent fees,  from the sale of convertible debt. Cash used in operations was $1,920,351 and the Company used $47,533 for the acquisition of assets and another $784,277 in the repayment of notes payable. Without a significant infusion of capital or revenues from proposed operations, it is unlikely that we will be able to sustain operations or implement our business plan.

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

Item 7. Financial Statements

The information required by Item 310(a) of Regulation S-B is included herein, commencing on page F-1.

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

The Company is a Small Cap company with limited personnel and, until the fourth quarter of the fiscal year ended October 31, 2006, was a development stage company. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report the disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the current review, management has concluded that additional personnel is required. T he Company has identified the lack of personnel as an internal control deficiency which resulted in the following accounting issues (1) the incorrect allocation of the components of the sale of units which included secured convertible debentures with a beneficial conversion feature and common stock and the resulting amortization of the corresponding costs; (2) unearned shares of common stock granted to employees incorrectly included in the outstanding common shares; and (3) the incorrect classification of accrued interest.

The Company has allocated the appropriate resources to correct this deficiency. We in the process of adding the additional personnel to be assigned directly to financial reporting and disclosure to ensure the timely and accurate preparation of the Company’s financial reports required under the Securities and Exchange Act of 1934 as amended.

As disclosed above, changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, as the Company continues to implement the remediation measures and internal controls established during 2006.

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

Peter Nauert, Outside Director

Peter Nauert serves as a member of the Company’s Board of Directors since February 9, 2006. Mr. Nauert has over thirty years experience as a founder, creator and leader in the insurance industry with an emphasis on mergers and acquisitions, as well as funding. He was the inventor of the industry’s first web-based agent sales system. Mr. Nauert is nationally recognized as an entrepreneur and has an extensive success record in implementing public and private campaign funding vehicles. Mr. Nauert is the Founder and Chairman of Insurance Capital Management (ICM), a national Company which provides marketing, web-based technology and specialty products for insurance and financial services. ICM’s distribution subsidiaries comprise nearly 10,000 sales agents nationwide. Prior to founding ICM, Mr. Nauert was Chairman and CEO of Ceres Group, Inc. (Nasdaq: CERG) from July 1998 to June 2002. In 1998, Mr. Nauert led an investor group that purchased Central Reserve Life Insurance Company (CRLC), a financially troubled health insurance company. He founded Ceres Group, Inc., as the new holding company of CRLC. Through management changes and a series of acquisitions, Mr. Nauert achieved first-year profit turnaround and continuing yearly profits. As Chairman, Mr. Nauert increased Ceres’ gross revenue to $907 million. Prior to Ceres, Mr. Nauert founded Pioneer Financial Services, Inc. (NYSE: PFS), arranged its IPO in 1986 and established numerous national subsidiaries in healthcare, managed care, health and life insurance and marketing. As Chairman and CEO, Mr. Nauert grew PFS during its 10 years as a public company to gross revenues of $1 billion and assets of nearly $2 billion. In 1997, Mr. Nauert negotiated the sale of PFS to Conseco, Inc. for $480 million.

Mr. Nauert received a Bachelor of Science degree in Business Administration from Marquette University as well as a Juris Doctor (J.D.) from George Washington University. He currently has residences in Fort Worth, TX, and Santa Fe, NM.

Michael Rosenbaum, Outside Director

Michael Rosenbaum serves as a member of the Company’s Board of Directors since February 9, 2006. Mr. Rosenbaum has extensive experience in law, mergers and acquisitions, merchant banking and finance. Mr. Rosenbaum has served as a Director for Protrak International since 1984, and continues in this role today. Protrak is the global leader and a major innovative force in the development and delivery of Customer Relationship Management software (CRM) and Sales Force Automation (SFA) to the investment management industry. From 1998 to 2000, he served as a Director and Officer of Throttlebox Media, a company that specialized in the sales of downloadable multimedia entertainment. From 1984 to 1993, Mr. Rosenbaum was also Executive Vice President and Director for Vector Group, which is traded on the New York Stock Exchange. The Vector Group has previously owned companies including Western Union, Mai Basic Four, Brighams and Skybox – a trading card company of which Mr. Rosenbaum also served as the Vice Chairman. Ultimately Skybox was sold to Marvel. Further, Mr. Rosenbaum was a member of the Board of Advisors of South Beach Beverage Company which was sold in

2002 to Pepsi. Mr. Rosenbaum is currently a principal in the real estate development of Nail Bay, which is comprised of approximately 160 acres and is located on Virgin Gorda in the British Virgin Islands. Mr. Rosenbaum has been active in Israeli Technology Partners for the last five years having also served as a Director from 2002 through 2004. This organization invests in high tech companies that are based in, or are based upon, technology that was developed in Israel. He is also a Director of Soup Kitchen International, which manufactures soup and has franchise operations. Mr. Rosenbaum received a Bachelor of Arts degree from Yale in Economics and Political Science, as well as a Bachelor of Law (LL.B) from Columbia University. Additionally, Mr. Rosenbaum possesses a Master of International Affairs, also from Columbia University.

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

The Company expects to pay Mr. Guillama, Mr. Cohen and Mrs. Guillama with permanent compensation and bonuses to be negotiated with Compensation Committee of the Company. As of October 31, 2006, the Company has accrued a total of $508,000 in compensation for Mr. Guillama, $151,000 for Mr. Cohen, and $124,011 for Mrs. Guillama in anticipation of such arrangement. The Company has also accrued $73,900 for the compensation of Outside Directors. As of November 1, 2004, the Board had approved annual compensation of $200,000 for Mr. Guillama, and $96,000 for Mrs. Guillama. On March 1, 2007, the Board approved annual compensation of $125,000 for Mr. Cohen. It is anticipated that during fiscal year 2007 Executive compensation in cash, stock options and stock grants will be increased.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2007, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name/Address of Beneficial Owner			Amount/Nature of Beneficial Ownership of Common Stock (1)	Percentage of Beneficial Ownership (2)
Guillama, Noel	(3)	(10)	9,678,875	23.48%
c/o The Quantum Group, Inc.	(11)
3420 Fairlane Farms Road, Ste. C
Wellingtion, FL 33414

Cohen, Donald B.	(4)		1,453,336	3.53%
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Guillama, Susan J.	(5)	(11)	1,386,055	3.36%
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Baker, James D.	(6)		281,672	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Haggerty, Mark	(7)		276,672	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Rosenbaum, Michael	(8)		12,500	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

Nauert, Peter	(9)		262,600	*
c/o The Quantum Group, Inc.
3420 Fairlane Farms Road, Ste C
Wellingtion, FL 33414

High Capital Funding LLC			3,172,727	7.70%
333 Sandy Springs Circle, Suite 230
Atlanta, GA 30328

Directors and Executive Officers
Officers, as a group (7 persons)			13,258,282

———————

*

Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 13, 2007 upon exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 13, 2007 have been exercised.

(2)

Applicable percentage ownership is based on 41,218,583 shares of Common Stock outstanding as of March 13, 2007.

(3)

Includes (a) 7,492,125 shares held by Mr. Guillama; (b) 520,078 shares held by Guillama Family Holdings, Inc.; (c) 1,000,000 held by Guillama, Inc.; (d) 200,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (e) 466,672 shares issuable upon the exercise of options at $.50 per share until April 26, 2012 . This does not include 133,328 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mr. Guillama disclaims all shares and has no interest in the holdings of Mrs. Guillama.

(4)

Includes (a)1,070,000 shares;  (b) 150,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (c) 233,336 shares issuable upon the exercise of options at $.50 per share until April 26, 2012. Does not include 66,664 shares issuable upon the exercise of options at $.50 per share until December 26, 2012.

(5)

Includes (a) 962,678 shares; (b) 190,041 shares held by her minor son; and (c) 233,336 shares issuable upon the exercise of options at $.50 per share until April 27, 2011. Does not include 66,664 shares issuable upon the exercise of options at $.50 per share until December 26, 2012. Mrs. Guillama disclaims all shares and has no interest in the holdings of Mr. Guillama.

(6)

Includes (a) 135,000 shares; (b) 20,000 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama; (c) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010; and (d) 116,672 shares issuable upon the exercise of options at $.50 per share until April 26, 2012. Does not include (a) 33,328 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 17,500 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009.

(7)

Includes (a) 97,500 shares; (b)  35,000 shares held by Linda Jean Haggerty (c) 2,500 shares transferable upon the exercise of options at $.01 per share on shares owned by Mr. Guillama until July 24, 2008; (d) 12,500 shares transferable upon the exercise of options at $.01 per share until July 24, 2008 held by Linda Jean Haggerty; (e) 10,000 shares issuable upon the exercise of options at $.40 per share until October 1, 2010 and (f) 116,672 shares issuable upon the exercise of options at $.50 per share until April 26, 2012. Does not include (a) 33,328 shares issuable upon the exercise of options at $.50 per share until December 26, 2012 and (b) 17,500 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009.

(8)

Includes 12,500 shares. Does not include (a) 17,500 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009 and (b) 494,488 held by Maj-Britt Rosenbaum, his wife.

(9)

Includes 262,500 shares. Does not include (a) 17,500 shares issuable quarterly at a rate of 2,500 per quarter until January 31, 2009

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

Item 13.

Exhibits

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-KSB/A.

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

(1)

Incorporated by reference to the Company’s Form 14-C filed on January 7, 2004

(2)

Incorporated by reference to the Form 8-K filed August 20, 2004

(3)

Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2003, as filed with the Commission on February 13, 2004

Item 14.

Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March, 2007.

THE QUANTUM GROUP, INC.

By:	/s/ Noel J. Guillama
Noel J. Guillama,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Noel J. Guillama	/s/ Donald B. Cohen
Noel J. Guillama, Director	Donald B. Cohen, Director
President and Chief Executive Officer	Vice President and Chief Financial Officer
Date: March 21, 2007	Date: March 21, 2007

/s/ Mark Haggerty	/s/ Susan D. Guillama
Mark Haggerty, Director	Susan D. Guillama, Director
Date: March 21, 2007	Vice President
Date: March 21, 2007

/s/ James D. Baker
James D. Baker, Director	Michael Rosenbaum, Director
Date: March 21, 2007	Date: March 21, 2007

Peter Nauert, Director
Date: March 21, 2007

THE QUANTUM GROUP, INC.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Quantum Group, Inc.

We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. as of October 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

These financial statements were previously issued and reported to, by us, on February 13, 2007. Since our report dated February 13, 2007, management has determined that warrants and the embedded derivatives issued in conjunction with the secured convertible debentures totaling $875,000 were valued incorrectly. In addition, the unearned shares of common stock granted to employees totaling 465,000 shares were incorrectly included in the outstanding common shares. Also the Company has reclassified accrued interest totaling $24,177 to Other Current Liabilities.  These financial statements have been restated to reflect the amortization of these costs.

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

/s/ Daszkal-Bolton, LLC

Boca Raton, Florida

March 16, 2007

THE QUANTUM GROUP, INC.

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2006

(Restated)
ASSETS
CURRENT ASSETS
Cash	$32,077
Credit line origination fee	519,476
Prepaid other	102,578
Other current assets	31,324
TOTAL CURRENT ASSETS	685,455
PROPERTY AND EQUIPMENT	152,571
GOODWILL	23,300
OTHER ASSETS
Software	219,250
Deposits	11,285
TOTAL ASSETS	$1,091,861
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$251,388
Accrued liabilities	339,542
Accrued payroll and payroll taxes	1,193,344
Notes payable - interim bridge loans, net of discount of $77,893	578,409
Notes payable and accrued interest - shareholders	403,934
Notes payable - credit line	139,863
Notes payable - 8% convertible debentures - net of discount of $497,564	377,436
Loans payable - current portion	15,026
Capital lease obligation - current portion	8,314
Other current liabilities	29,748
TOTAL CURRENT LIABILITIES	3,337,004
LONG TERM DEBT
Loans payable - less current portion	108,502
Capital lease obligation - less current portion	9,215
TOTAL LONG TERM DEBT	117,717
TOTAL LIABILITIES	3,454,721
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.001 per share Authorized 30,000,000 shares none issued and outstanding	-
Common Stock, par value $.001 per share, 170,000,000 shares authorized; 31,196,687 shares issued and outstanding	31,197
Additional paid in capital	5,811,840
Warrants	215,941
Deferred Compensation	(314,940)
Accumulated deficit	(8,106,897)
TOTAL SHAREHOLDERS' DEFICIT	(2,362,860)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,091,861

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended October 31,
	2006	2005
	(restated)
Revenues
Provider systems	$41,203	$1,119
Provider support services	54,050	—
	95,253	1,119

Direct Costs
Provider systems	41,203	1,119
Provider support services	41,007	—
	82,210	1,119
Gross Profit	13,043	—

Operating expenses
Salaries and employee costs	1,782,497	1,238,416
Consulting expense	308,282	169,641
Occupancy	114,492	59,525
Depreciation & amortization	62,126	23,186
Other general & administrative expenses	663,953	329,458
Total operating expenses	2,931,350	1,820,226

Loss from operations	(2,918,307)	(1,820,226)

Non-operating expenses
Amortization of debt discount	1,152,071	—
Amortization of financing costs	431,449	—
Interest	170,933	33,394
Total non-operating expenses	1,754,453	33,394

Loss before income provision	(4,672,760)	33,394

Income tax provision	—	—

Net loss	$(4,672,760)	$(1,853,620)

Basic and diluted (loss) per common share	$(0.19)	$(0.09)

Weighted average number of common shares outstanding	24,728,496	20,261,348

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital
	# of Shares	Amount	# of Shares	Amount		Warrants	Deferred Compensation	Accumulated Deficit	Total Equity

Balance at October 31, 2004	200,000	$200	18,307,276	$18,306	$885,567		$(199,867)	$(1,580,517)	$(876,311)

Issuance common stock - private placement			3,590,128	3,590	1,295,944				1,299,534
Grant of stock - deferred compensation					54,377		(54,377)		—
Issuance of common stock - deferred compensation			176,325	176	(176)				—
Issuance of common stock - stock based compensation			114,000	114	108,716				108,830
Issuance of common stock - in lieu of cash			317,572	318	259,922				260,240
Cancellation of preferred stock	(200,000)	(200)							(200)
Compensation related to deferred compensation							145,756		145,756
Stock issued for purchase of software			200,000	200	169,800	145,000			315,000
Grant of stock options					16,350		(16,350)		—
Net (loss)								(1,853,620)	(1,853,620)
Balance at October 31, 2005	—	$—	22,705,301	$22,705	$2,790,500	$145,000	$(124,838)	$(3,434,137)	$(600,771)

Issuance common stock - private placement			670,000	670	290,780				291,450
Grant of stock – deferred compensation					254,100		(254,100)		—
Issuance of common stock - deferred compensation			160,700	161	(161)				—
Issuance of common stock - in lieu of cash			239,761	240	165,430				165,670
Issuance of common stock - stock based compensation			151,850	152	95,918				96,070
Issuance of common stock warrants - private placement fees						215,941			215,941
Expiration of warrants						(145,000)			(145,000)
Compensation related to deferred compensation							67,148		67,148
Grant of stock options					3,150		(3,150)		—
Issuance of common stock – credit line fee			909,091	909	726,364				727,273
Issuance of common stock - in relation to bridge loans			3,366,675	3,366	857,176				860,542
Issuance of common stock - in relation to other loans			341,794	342	233,527				233,869
Issuance of common stock - in relation to PPM			2,651,515	2,652	395,056				397,708
Net (loss)								(4,672,760)	(4,672,760)
Balance at October 31, 2006 (restated)	—	$—	31,196,687	$31,196	$5,811,840	$215,941	$(314,940)	$(8,106,897)	$(2,362,860)

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2006	2005
	(restated)
OPERATING ACTIVITIES
Net (loss)	$(4,672,760)	$(1,853,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,658	23,186
Amortization of debt discount	1,152,071	—
Amortization of financing fees	431,449
Amortization of deferred compensation	67,148	226,353
Issuance of stock for compensation	96,070	90,461
Issuance of stock in lieu of cash	29,150	65,463
Changes in operating assets and liabilities:
Decrease (increase)in other assets	143,183	6,102
Increase in accounts payable and accrued liabilities	771,680	396,731
Total adjustments	2,752,409	808,296
Net cash used in operating activities	(1,920,351)	(1,045,324)
INVESTING ACTIVITIES
Purchase of property and equipment	(47,533)	(71,403)
Purchase of software	—	(80,000)
Net cash used in investing activities	(47,533)	(151,403)
FINANCING ACTIVITIES
Proceeds from private placement	875,000
Proceeds from interim bridge financing	1,100,000
Proceeds from credit line	443,000
Proceeds from other loans	275,000
Proceeds from issuance of common stock	335,000	1,498,200
Payments of placement agent fees and expenses	(313,136)	(198,667)
Repayments on capital leases	(5,397)	(3,566)
Repayments on debt	(784,277)	(60,437)
Net cash provided by financing activities	1,925,190	1,235,530
Net increase (decrease) in cash	(42,694)	38,803
Cash at beginning of period	74,771	35,968
Cash at end of period	$32,077	$74,771
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$68,429	$53,931
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred on purchases of equipment	$16,047	$—
Acquisition of Biocard assets	$—	$315,000
Issuance of stock as deferred finance costs on loans	$235,095	—
Issuance of stock credit line fee	$727,273	$—
Note payable - fixed asset acquisition	$47,977	$—
Note payable - software acquisition	$29,250	—
Issuance of stock in lieu of cash	$165,670	—

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

The Company has one MCO contract providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The number of members under care has not reached the 300 member threshold requirement for the Company to be at full risk. The Company started providing healthcare support services by entering into a full risk management agreement with a billing company, whereby, the Company runs the operation and accepts all risk of ownership.

Prior to the year ended October 31, 2006, the Company was classified as a Development Stage Company, as it had not yet commenced substantive operations.

These financial statements have been restated, see Note 12.

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

Principles of Consolidation

The accompanying consolidated financial statements for the period ended October 31, 2006 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., The Quantum Agency, Inc. and Quantum Medical Technologies, Inc. The accounts of the billing company in which the Company has full risk of the operations is a variable interest entity, as defined by FASB Interpretation No. 46(R), and therefore has been consolidated. All intercompany accounts have been eliminated in consolidation.

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

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” at October 31, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2006	2005
Net income (loss)
As report	$(4,672,760)	$(1,853,620)
Pro forma	$(4,951,725)	$(2,132,585
Earnings per share
As reported	$(0.19)	$(0.09)
Pro Forma	$(0.20)	$(0.11)

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

In December 2006, the FASB issued a Staff Position 00-19-2 on issuer’s accounting for registration payment arrangements which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133,  Accounting for Derivative Instruments and Hedging Activities, and No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The Company issued registration rights with a 2% stock penalty for failure to file by specific dates in connection with certain debt which the Company believes will probably be met.

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

NOTE 5:

DEBT

Interim Bridge Loans

On May 5, 2006, the Company agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement included an issuance of an 8% Secured Promissory Note and 666,667 shares of the Company’s common stock valued at $500,000. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 66,667 shares of the Company’s common stock at a price of $0.20 per share, valued at $47,334 using the Black Scholes method, and a documentation fee of 33,333 shares of the Company’s common stock valued at $25,000. The common stock issued has registration rights. The value of the stock was determined by the closing market price on the date of the loan. The note was to mature upon the earlier of the 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. In June 2006, the Company raised an additional $150,000 under the same terms and issued 199,998 shares of the Company’s common stock at a value of $159,998. Additional fees include placement agent fee of $15,000 and one 5-year warrant to purchase 20,000 shares of the Company’s common stock at a price of $0.20 per share, valued at $15,200 using the Black Scholes method. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and the Company issued 33,333 shares valued at $26,666, as per the terms of the agreement. All fees and premiums are amortized over the term of the loans. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $651,000, was included in the amount loaned. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. The Company allocated $323,331 to the Secured Promissory Note and $327,669 to the common stock.

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $501,000 (Tranche A) and the $150,000 additional bridge (Tranche B), and raise an additional $349,000 (Tranche C). The agreement provided for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. As additional compensation, the Company issued an additional 851,515 shares of common stock to the original lender 254,550 shares to Tranche B investors and 1,057,582 shares to Tranche C investors. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. The Company allocated $501,152 to the Secured Promissory Note and $598,848 to the common stock. The Company has also issued 909,091 shares of common stock to the original investor for the credit line agreement and recorded the fair value of the stock, $681,818, as a credit line fee to be amortized over the term of the credit line. The total value of the common stock issued was based on the closing price of the Company’s common stock on the date of

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 5:

DEBT (continued)

Interim Bridge Loans (continued)

the loan. Additional fees include a placement agent fee of $60,370 plus one 5-year warrant to purchase 303,030 shares of the Company’s common stock at a price of $0.20 per share, valued at $81,818 using the Black Scholes method. The terms of the loan include repayment of principal and interest from the proceeds of the subsequent private placement equal to 50% of the funds received until the loans are paid in full. As of October 31, 2006, $443,698 of the principal was repaid.

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company have agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 303,030 additional shares. The proceeds from the financing were allocated between the 8% Secured Promissory note and the common stock issued based on the fair value. The Company allocated $48,387 to the Promissory Note and $51,613 to the common stock. The total value of the common stock issued was based on the closing price of the Company’s common stock on the date of the loan.

Secured Convertible Debentures

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consists of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares). Each note payable matures on March 31, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by February 28, 2007, the Company will file a registration statement by March 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices as reported on Bloomberg) if a registration is not filed by March 31, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge.

As of October 31, 2007, 17.5 units were sold and a placement agent fee and reimbursement of expenses of $142,967 plus one 5-year warrant to purchase 265,144 shares of the Company’s common stock at a price of $0.20 per share, valued at $71,589 using the Black Scholes method.

Under the agreement the Company is required to use its best efforts to register the underlying shares with the Securities and Exchange Commission (“SEC”). In the event the a registration statement is not filed with SEC, the Company is required to pay liquidated damages in the form of additional shares of common stock of the Company, which the Company is required to use its best efforts to register. The Company analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” were not met. Based on this finding and pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. As a result, the Company allocated the proceeds from the sale of units ($875,000) as follows: (1) $374,306 to the convertible debt (2) $340,277 to the shares and (3) $160,417 to the beneficial conversion feature.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 5:

DEBT (continued)

Notes Payable – Shareholders

On November 1, 2002, the Company entered into an agreement with the Company’s CEO to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default of the terms of the note and has classified the note as current. The Company paid $23,308 of principal during the year ended October 31, 2006. The note balance is $138,105 and $161,413 at October 31, 2006 and 2005, respectively and interest accrued is $73,384 and $46,645 at October 31, 2006 and 2005, respectively.

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

	2006	2005
Income tax (benefit) consists of
Current	$—	$—
Deferred	—	—
Provision (benefit) for income taxes	$—	$—

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2006	2005
Taxes computed at combined federal	$(1,588,745)	$(630,231)
Effect of non-deductible expenses	15,436	—
State income taxes, net of federal income tax benefit	(167,974)	(67,286)
Increase (decrease) in deferred tax asset valuation allowance	(1,741,283)	(697,517)
Provision (benefit) for income taxes	$—	$—

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 6:

DEFERRED INCOME TAXES (continued)

The components of the deferred tax asset were as follows at October 31:

	2006	2005
Deferred tax assets:
Net operating loss carry forward and start up costs	$1,600,458	$523,435
Stock based compensation	359,652	214,144
Debt discount	433,713	—
Accrued compensation	434,859	377,657
Accrued interest	72,100	44,263
Total deferred tax assets	2,900,783	1,159,499

Valuation allowance:
Beginning of year	(1,159,499)	(461,983)
Decrease (increase) during	(1,741,284)	(697,516)
Ending balance	(2,900,783)	(1,159,499)

As of October 31, 2006, the Company had an unused net operating loss carryforward of approximately $4,253,145 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2025. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

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

NOTE 11:

OTHER EQUITY TRANSACTIONS

Deferred Compensation

The Company granted 607,000 and 93,950 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company for years ended October 31, 2006 and 2005, respectively. These shares vest over two and three year periods. The Company recorded $254,100 and $55,282 of deferred compensation for the years ended October 31, 2006 and 2005, respectively. The Company recognized $20,430 and $135,798 in compensation expense related to these stock grants for the years ended October 31, 2006 and 2005. During the year ended October 31, 2006, 160,700 shares were issued. During the year ended October 31, 2005, 8,025 shares were forfeited with a value of $6,627and 137,575 shares were issued. The value of the stock was determined by the closing market price at the date of grant.

Additionally, during the year ended October 31, 2006, the Company granted 300,200 options at an average exercise price of $.48 per share to employees and directors and granted 15,000 options at an average exercise price of $.30 per share to consultants. All options granted during the year ended October 31, 2006 are to be vested over three years. These options start vesting October 31, 2006. In the year ended October 31, 2005 the Company granted 1,764,000 options at an average exercise price of $.57 per share to employees and directors and granted 52,500 options at an average exercise price of $.76 per share to consultants. All options granted during the year ended October 31, 2005 are to be vested over three years. These options started vesting January 27, 2005. The Company has recognized $3,150 and $16,350 in deferred compensation in relation to the issuance of the stock options in conjunction with Statement of Financial Accounting Standard No. 123 for the years ended October 31, 2006 and 2005, respectively. The Company has recognized $43,258 and $84,235 in compensation expense related to stock option grants for the years ended October 31, 2006 and 2005, respectively.

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

Other Sales of Common Stock (continued)

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

NOTE 12:

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for 2006 (the Restatement), and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, the Company has made the following adjustments:

Allocation of financing components

In August 2006, the Company issued a Private Placement Memorandum in which the Company sold 17.5 units for $875,000. Each unit included a $50,000 8% Secured Convertible Debenture (“Debt”) and 151,515 shares of the Company’s common stock. Under the terms of the Debt, the holder has the right to convert the debt and accrued interest into common stock at a discount of 30% from a subsequent offering prior to maturity (beneficial conversion). Additionally, the Company must register the underlying shares with the Securities and Exchange Commission (“SEC”) within a specific period of time. In the event that a registration statement is not filed with SEC, the Company is required to pay liquidated damages to the holders of the Debt in shares of common stock of the Company equal to 2% of the of the face value of the Debt. The Company analyzed the transaction and the associated conversion features and determined that the three criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” were not met.

The Company has allocated the proceeds from the sale of units ($875,000) as follows: (1) $374,307 to Debt; (2) $340,277 to common stock and (3) $160,416 to the beneficial conversion feature included with the debt discount.

In August 2006, the Company signed a bridge agreement in which the Company sold $1,100,000 in 8% promissory notes and 2,333,338 shares of common stock. The Company has allocated the proceeds from the sale ($1,100,000) as follows: (1) $501,152 to the debt and (2) $598,848 to common stock.

In May 2006, the Company signed an interim bridge agreement in which the Company sold $751,000 in 8% promissory notes and 866,665 shares of common stock. The Company has allocated the proceeds from the sale ($751,000) as follows: (1) $371,718 to debt and (2) $379,282 to common stock.

The allocation of the proceeds from debt resulted in the reduction of Finance Premium by $292,556 and the reclassification of $519,477 from Finance Premium to Credit Line Fee and the reduction of amortization of Finance Premium by $1,496,175 and reclassifying $1,152,071 from Amortization of Finance Premium to Amortization of Debt Discount. Additional Paid in Capital was reduced by $874,101 and common stock subject to redemption of $792,803 was eliminated.

Reclassification of accrued interest

Accrued interest in the amount of $22,004 in Notes Payable-Interim Bridge Loans and $2,173 in Note Payable Shareholders were reclassified to Other Current Liabilities.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 12:

RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Common Stock Outstanding

Unearned common stock granted to employees to be earned over a three year period and recorded as deferred compensation has been recorded to Additional Paid in Capital. The result was to: (1) reduce Common Stock by ($465); increase Additional Paid in Capital by $465 and reduce common stock outstanding by 465,000 shares.

	As Restated	As Reported
Consolidated Balance Sheet
Credit line fee	519,477	—
Finance Premium	—	812,033
Current Assets	1,091,861	1,384,418
Notes payable – interim bridge loans, net of discount of $77,893	578,409	678,305
Notes payable and accrued interest – shareholders	403,934	406,107
Notes payable – 8% convertible debentures – net of discount of $497,564	377,436	64,078
Beneficial Conversion Feature	—	377,074
Other current liabilities	29,748	5,572
Total Current Liabilities	3,337,005	3,478,613
Loans payable – less current portion	108,502	136,193
Total long term debt	117,717	145,408
Total liabilities	3,454,721	3,624,021
Common stock subject to redemption	—	792,803
Common stock	31,197	31,662
Additional paid in capital	5,811,840	6,685,476
Accumulated deficit	(8,106,897)	(9,650,545)
Total shareholders' deficit	(2,362,860)	(2,239,604)

Consolidated Statement of Operations
Amortization of debt discount	1,152,071	—
Amortization of financing costs	431,449	3,079,695
Amortization of beneficial conversion feature	—	45,400
Interest	170,933	173,006
Total non – operating expenses	1,754,453	3,298,101
Loss before income tax provision	(4,672,760)	(6,216,408)
Net loss	(4,672,760)	(6,216,408)
Basic and diluted (loss) per common share	(0.19)	(0.25)
Weighted average shares outstanding	24,728,496	24,728,770

Consolidated Statements of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing premium		3,079,695
Amortization of debt discount	1,152,071	—
Amortization of financing fees	431,449	—
Decrease (increase) in other assets	6,102	18,630
Increase in accounts payable and accrued liabilities	396,731	771,680
Proceeds from other loans	275,000	298,510
Repayments on capital leases	(5,397)	(10,687)
Repayments on debt	784,277	(841,600)

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 13:

SUBSEQUENT EVENTS

In November 2006, the Company borrowed an additional $160,137 net of repayments on the line of credit. On December 15, 2006, the Company and the lender agreed to extend the credit line’s maturity date until December 18, 2006, increase the credit line $56,000 until January 15, 2007 and increase the interest rate to 18% per annum. In partial consideration for the changes in credit line, the Company issued 169,697 shares of restricted common stock valued at $44,121 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company borrowed the additional $56,000 from the increase in the credit line. On January 12, 2007, the Company and the lender agreed to extend the credit line’s maturity date to February 15, 2007 and increase the credit line by $95,000. In partial consideration for the changes in the credit line, the Company issued 287,879 shares of restricted common stock valued at $146,818 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company immediately borrowed $95,000. The Company paid off the credit line in full by the maturity date.

In November 2006, the Company sold an additional 8.5 units relating to the August 29, 2006 offering. The Company issued $425,000 in convertible debt and issued 1,287,881 shares valued at $558,941 based upon the closing price of the Company’s common stock on the date of the convertible debt. Additional fees include a placement agent fee and reimbursement of expenses of $57,933 plus one 5-year warrant to purchase 128,792 shares of the Company’s common stock at a price of $0.20 per share, valued at $29,622 using the Black Scholes method.

During the period December 2006 through March 2007, the Company sold 53.55 units for $2,677,500. Each unit includes $50,000 8% convertible debentures and 151,515 shares of unregistered common stock. Each note matures on June 30, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into Company securities offered in the future at a conversion price of 70% of the offering price of any such securities.The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The Company has issued 8,113,637 shares in relation to the sale of these units.

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

On December 28, 2006, the Company signed an 8% promissory note for $40,000 with the Company’s placement agent, Newbridge Securities. The note matured on the 30th day following receipt, or January 27, 2007. The lender was issued 10,000 shares of Common Stock, valued at $5,100. using the closing price of the Company’s common stock on the date of the loan. The note has been repaid.

Effective December 2006, the Company signed a full risk contract with a New York Stock Exchange (NYSE) listed MCO for 4 counties in Florida. In January 2007, the Company signed a full risk contract with a Florida based MCO for three counties in Florida. Starting in January, the Company started realizing revenue and expense on these contracts.