Form 10QSB
period 2007-01-31
QUANTUM GROUP INC /FL
filed 2007-03-26
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: January 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 13, 2007 the number of the Company’s shares of par value $.001 common stock outstanding was 41,190,799.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statement of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3. Controls and Procedures

18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3. Defaults Upon Senior Securities

19

Item 4. Submission of Matters to a Vote of Security-Holders

19

Item 5. Other Information

19

Item 6. Exhibits

20

SIGNATURE

21

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2007

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$12,154
Accounts Receivable	201,691
Credit line origination fee	327,728
Prepaid other	72,337
Other current assets	46,277
TOTAL CURRENT ASSETS	660,187
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $107,971	155,169
GOODWILL	23,300
OTHER ASSETS
Software	211,938
Deposits	15,619
TOTAL ASSETS	$1,066,213
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$256,529
Accrued liabilities	339,625
Accrued payroll and payroll taxes	1,252,991
Notes payable - interim bridge loans, net of discount of $0	345,971
Notes payable and accrued interest - shareholders	409,749
Notes payable - credit line	445,182
Notes payable - 8% convertible debentures - net of discount of $571,184	1,153,816
Loans payable - current portion	90,320
Capital lease obligation - current portion	9,221
Other current liabilities	52,614
TOTAL CURRENT LIABILITIES	4,356,018
LONG TERM DEBT
Loans payable - less current portion	36,604
Minority Interest	234,449
Capital lease obligation - less current portion	11,968
TOTAL LONG TERM DEBT	283,021
TOTAL LIABILITIES	4,639,039
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.001 per share Authorized 30,000,000 shares none issued and outstanding	—
Common Stock, par value $.001 per share, 170,000,000 shares authorized; 34,340,311 shares issued and outstanding	34,340
Additional paid in capital	6,516,212
Warrants	293,670
Deferred Compensation	(292,911)
Accumulated deficit	(10,124,137)
TOTAL SHAREHOLDERS' DEFICIT	(3,572,826)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,066,213

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

	For the three months ended January 31,
	2007	2006

Revenues
Provider systems	$80,476	$871
Provider support services	340,701	—
	421,177	871

Direct Costs
Provider systems	87,076	871
Provider support services	196,885	—
	283,961	871

Gross Profit	137,216	—

Operating expenses
Salaries and employee costs	622,672	395,544
Consulting	86,136	47,840
Occupancy	84,554	17,093
Depreciation & amortization	23,480	9,134
Other general & administrative expenses	268,627	106,555

Total operating expenses	1,085,469	576,166

Loss from operations	(948,253)	(576,166)

Non-operating expenses
Amortization of debt discount	599,096	—
Amortization of financing costs	392,888	—
Interest	77,003	26,543

Total non-operating expenses	1,068,987	26,543

Loss before income tax provision	(2,017,240)	(602,709)

Income tax provision	—	—

Net loss	$(2,017,240)	$(602,709)

Basic and diluted (loss) per common share	$(0.06)	$(0.03)

Weighted average number of common shares outstanding	32,246,249	22,795,467

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

	For the three months ended January 31,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(2,017,240)	$(602,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,309	9,134
Amortization of debt discount	599,096
Amortization of loan fees	392,888
Amortization of deferred compensation	97,879
Issuance of stock for compensation	28,364	20,097
Issuance of stock in lieu of cash	15,285	31,275
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(1,418)	31,798
Increase in accounts payable and accrued liabilities	121,263	93,629
Total adjustments	1,290,666	185,933
Net cash used in operating activities	(726,574)	(416,776)
INVESTING ACTIVITIES
Purchase of property and equipment	(460)	(2,000)
Net cash used in investing activities	(460)	(2,000)
FINANCING ACTIVITIES
Proceeds from private placement	850,000
Proceeds from interim bridge financing
Proceeds from credit line	306,371
Proceeds from other loans	90,000	237,000
Proceeds from issuance of common stock		114,200
Payments of placement agent fees and expenses	(122,874)
Repayments on capital leases	(2,577)	(960)
Repayments on debt	(413,809)	(3,765)
Net cash provided by financing activities	707,111	346,475
Net increase (decrease) in cash	(19,923)	(72,301)
Cash at beginning of period	32,077	74,771
Cash at end of period	$12,154	$2,470
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$29,190	$746
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred on purchases of equipment	$6,048	$—
Issuance of stock as deferred finance costs on loans	$11,779	$63,000
Issuance of stock credit line fee	$190,940
Note payable - fixed asset acquisition	$3,148	$36,953

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

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

The Company has three MCO contracts providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. Two of the three contracts became effective in January 2007 and are full risk. The third contract, which has been effective since September 2005, has not reached the minimum threshold of 300 members, which is required to be at full risk. . The Company started providing healthcare support services by entering into full risk management agreements with three billing companies, whereby, the Company runs the operation and accepts all risk of ownership.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended January 31, 2007, were of a normal, recurring nature. The amounts presented for the three months ended January 31, 2007, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB/A of the Company for the year ended October 31, 2006, which should be read in conjunction with this quarterly report.

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

Note 2:

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At January 31, 2007, there were no cash equivalents.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

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

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. There was no impairment of goodwill as of January 31, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended January 31, 2007 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Billing, Inc. and The Quantum Agency. The Company has entered into management agreements with three medical billing companies whereby the Company has agreed to accept full risk of operation for a fee paid by the Company to each of the medical billing companies. The financial results from these companies have been consolidated.

Revenue Recognition

The Company has entered into full risk contracts with three Health Maintenance Organizations (HMOs). The Company started treating patients for one of the contracts in September 2005, but is not full risk until the HMO provides a minimum of 300 members to the Company. The threshold of 300 patients has not been received as of January 31, 2007. The Company has recorded income relating to the primary care physician’s charges for the three month period ended January 31, 2007. Medical costs associated with the revenue were equal to the revenue. The other two contracts started in January 2007 and are full risk from inception. Under a full risk contract, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The direct medical costs are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

Revenue Recognition (continued)

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

Stock Compensation

Prior to November 1, 2006, the Company had followed Statement of Financial Accounting Standards (“SFAS “) No. 123 (“SFAS No. 123”), Accounting for Stock Based Compensation whereby companies may measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” No compensation expense was recognized in accounting for options granted to employees where the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Stock options granted to consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS “) No. 123, Accounting for Stock Based Compensation.

Effective November 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to , but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for the first quarter of fiscal 2005 have not been restated.

As a result of the adoption of SFAS No. 123(R) on November 1, 2006, the Company’s net loss for the three months ended January 31, 2007 was approximately $97,900 higher than if it had continued to account for the share-based compensation under APB No. 25. No options were exercised or granted during the three month period ended January 31, 2007.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” for the three month period ended January 31, 2006, the Company’s net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

Net loss
As reported	$(602,709)
Pro forma	$(686,611)
Loss per share
As reported	$(0.03)
Pro forma	$(0.03)

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which added Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements when quantifying current year financial statement misstatements for the purpose of materiality assessment. The SEC concluded in SAB 108 that a registrant’s materiality evaluation of an identified unadjusted error should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If either carryover or reversing effects of prior year misstatements is material, the misstatements should be corrected in the current year. If correcting an error in the current year for prior year misstatements causes the current year to be materially misstated, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The guidance of SAB 108 should be applied in the annual financial statements covering the fiscal year ending October 31, 2007. The Company does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has 1,457,239 warrants, with exercise prices ranging from $0.20 to $0.50 per share, and 1,542,240 vested options with exercise prices ranging from $0.40 to $1.50 per share, exercisable at January 31, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 5:

Accrued Payroll and Payroll Taxes

The Company owes executives earned, but unpaid compensation of $834,261. Additionally, the Company owes $134,000 in delinquent payroll taxes and penalties relating to a period prior to September 2006. All payroll taxes subsequent have been paid when due.

Note 6:

Debt

Secured Convertible Debentures

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consists of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares). Each note payable matures on March 31, 2007, but has been extended without penalty by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by February 28, 2007, the Company will file a registration statement by March 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices as reported on Bloomberg) if a registration is not filed by March 31, 2007. The Company is seeking to obtain an extension from the debt holders of this provision to June 30, 2007, to be consistent with units sold during December and January. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge. This private placement was ended on November 30, 2006 and 26 units were sold and a placement agent fee and reimbursement of expenses of $169,000 plus one 5-year warrant to purchase 393,946 shares of the Company’s common stock at a price of $0.33 per share, valued at $121,821 using the Black Scholes method. Under the agreement the Company is required to use its best efforts to register the underlying shares and the Bridge shares with the Securities and Exchange Commission ("SEC”). In the event that a registration statement is not filed with SEC, the Company is required to pay liquidated damages in the form of additional shares of common stock of the Company, which the Company is required to use its best efforts to register. The Company analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met. Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. As a result, the Company allocated the proceeds from the sale of units ($1,300,000) as follows: (1) $534,975 to the convertible debt (2) $534,279 to the shares and (3) $230,746 to the beneficial conversion feature.

During December and January, the Company sold 8.5 additional units for $425,000 and issued 1,287,789 under the same terms described above except the maturity date of the convertible debt is June 30, 2007 and the Company is required to file a registration agreement by June 30, 2007. The Company allocated the proceeds from the sale of the units ($425,000) as follows: (1) $202,665 to the convertible debt (2) $140,333 to the shares and (3) $82,002 to the beneficial conversion.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 6:

Debt (continued)

Notes Payable

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest payments and the loan is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 70,000 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. The agreement contains an anti-dilution provision on the additional compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. The Company issued an additional 8,774 shares in common stock during the quarter ended January 31, 2007. The Company also paid $6,500 in commissions to a placement agent.

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

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for $1,000,000. The Company has repaid all amounts owned under this agreement except $155,971 and the amount borrowed under the credit line portion of the agreement. On December 15, 2006, the Company and the lender agreed to extend the credit line’s maturity date until December 18, 2006, increase the credit line $56,000 until January 15, 2007 and increase the interest rate to 18% per annum. In partial consideration for the changes in credit line, the Company issued 169,697 shares of restricted common stock valued at $44,121 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company immediately borrowed the additional $56,000 from the increase in the credit line. On January 12, 2007, the Company and the lender agreed to extend the credit line’s maturity date to February 15, 2007 and increase the credit line by $95,000. In partial consideration for the changes in the credit line, the Company issued 287,879 shares of restricted common stock valued at $146,818 using the closing price of the Company’s common stock on the date of the loan, as a financing premium. The Company immediately borrowed $95,000. As of January 31, 2007, the outstanding balance on the credit line was $445,182.

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

On December 28, 2006, the Company signed an 8% promissory note for $40,000 with the Company’s placement agent, Newbridge Securities. The note matured on the 30th day following receipt, or January 27, 2007. The lender was issued 10,000 shares of Common Stock, valued at $5,100, using the closing price of the Company’s common stock on the date of the loan.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

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

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors, and key employees of and consultants to Quantum will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of Quantum who are employed by Quantum, or by any subsidiary thereof, are eligible to receive incentive options.

A summary of options during the three months ended January 31, 2007 and 2006 is shown below:

	2007			2006
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	60,000	—		60,000	—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at January 31,	60,000	—		60,000	—
Exercisable at January 31,		—			—

Available for issuance at January 31 under the plan		4,940,000			4,940,000

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 8:

Other Common Stock Transactions

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock is determined by the closing market price at the date of grant. The Company recognized $22,029 and $7,830 in compensation expense related to these stock grants for the three month periods ended January 31, 2007 and 2006. As of January 31, 2007, the Company has 1,843,616 vested options with exercise prices ranging from $0.40 to $1.50 per share and expiring in years 2008 through 2012. The Company did not grant any options during the three month period ended January 31, 2007.

Stock Compensation

From time to time, the Company issues stock to employees as length of service rewards and performance rewards. Additionally, the Company will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in the Company’s Incentive Equity and Stock Option Plan. The total shares issued were 71,515 and 44,800 shares for the three month periods ended January 31, 2007 and 2006, respectively. The value of the stock is determined by the closing market price on the date earned.

Note 9:

Related Party Transactions

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as the Company has not made scheduled payments on the note. The Company is accruing interest at 18% per annum monthly on the unpaid principal balance and has classified the note as current as per the agreement. The principal balance outstanding is $130,775. The Company did not pay any interest during the three month period ended January 31, 2007 or 2006. The interest accrued is $75,395 and $53,703 at January 31, 2007 and 2006, respectively.

On November 14, 2005, a shareholder advanced the Company $50,000. The Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 10,000 shares of common stock.

On December 16, 2005, the Company executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due January 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 15,000 shares of the Company’s common stock per month for each month the debt is outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the Board of Directors of the Company. On February 25, 2006, an additional $25,000 was advanced to the Company by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which includes the issuance of 166,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan. This loan was not repaid at maturity and is in default converting the interest rate to 18% from May 5, 2006. The Company is currently seeking to negotiate payoff terms with lender.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

Note 10:

Subsequent Events

On February 9, 2007 the Company paid off the Newbridge $40,000 note.

On February 14, 2007, the Company repaid the credit line consistent with the terms of the agreement.

On March 19, 2007, the Company closed on the December 18, 2006 Private Placement Memorandum (PPM). Subsequent to the quarter ending January 31, 2007, an additional 51.5 subscription units were sold. These subscriptions raised an additional $2,575,000 in funding. The investors received 8% Convertible Debentures totaling $2,575,000 and 7,803,036 shares of restricted common stock. As a placement fee, the placement agent received 780,318 warrants. The total proceeds from the PPM were $3,000,000 in subscriptions, 9,090,915 shares issued and 909,108 placement agent warrants were granted.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis set forth below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended January 31, 2007 and 2006, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results of Operations

Three months ended January 31, 2007 and 2006

Revenues for the three months ended January 31, 2007 were $421,177 compared to $871 for the three month period ended January 31, 2006. The increase is primarily due to the addition of the billing and collection company management agreements of $340,200, which went into effect November 30, 2006. The provider network revenue represented $80,476 of the total revenue and represented a $76,605 increase from the prior year.

The operating expenses for the three months ended January 31, 2007 were $1,085,469 compared to $576,166 for the three month period ended January 31, 2006. The increase of $509,303 was primarily due to an increase of $241,540 in salaries and the amortization of deferred compensation. Non-operating costs were $1,068,987 and $26,543 for the three month periods ended January 31, 2007 and 2006, respectively. The increase of $1,042,444 was primarily to the amortization of costs associated with the convertible debt, interim bridge financing and the credit line.

Liquidity and Capital Resources

At January 31, 2007, we had a working capital deficit of $3,618,180 as compared to a working capital deficit of $1,412,164 at January 31, 2006.

Cash inflow from financing activities was $707,111 for the three months ended January 31, 2007, compared to $346,475for the three months ended January 31, 2006. The increase was primarily due to the increase in debt as detailed below.

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consists of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares). Each note payable matures on March 31, 2007, but has been extended, without penalty, by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by February 28, 2007, the Company will file a registration statement by March 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration is not filed by March 31, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge. This private placement was ended on November 30, 2006 and 26 units were sold ($1,300,000) and a placement agent fee and reimbursement of expenses of $169,000 plus one 5-year warrant to purchase 393,946 shares of the Company’s common stock at a price of $0.33 per share, valued at $121,821 using the Black Scholes method.

On December 18, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units. Each unit consists of a $50,000 8% Convertible Debenture and 151,515 shares of restricted common stock (Bridge Shares). Each note payable matures on June 30, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 15,151 shares of common stock at $0.33 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by June 30, 2007, the Company will file a registration statement by July 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration is not filed by June 30, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge and the August 29, 2006 units. This private placement was ended on March 19 and 60 units were sold ($3,000,000) and a placement agent fee and reimbursement of expenses of $390,000 plus one 5-year warrant to purchase 909,108 shares of the Company’s common stock at a price of $0.33 per share, valued at $154,848 using the Black Scholes method.

The Company has entered into full risk contracts with three Health Maintenance Organizations (HMOs). The Company started treating patients for one of the contracts in September 2005, but is not full risk until the HMO provides a minimum of 300 members to the Company. The threshold of 300 patients has not been received as of January 31, 2007. The Company has recorded income relating to the primary care physician’s charges for the three month period ended January 31, 2007. Medical costs associated with the revenue were equal to the revenue. The other two contracts started in January 2007 and are full risk from inception. Under a full risk contract, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The direct medical costs are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

As of January 2007, the Company has entered into a management agreement with three medical billing and collection companies. Under the terms of the agreements, the Company paid an amount to each billing and collection company and assumed all management responsibility and financial risk of the operation of the business. The Company has included all the revenues and expenses for this operation in the Company’s condensed consolidated financial statements. Revenues are recorded upon the collection of billed service for their clients.

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

There is no assurance that we will be able to execute on our plans and, clearly, to continue our operations and to implement our current business plan, we will require significant additional long term financing. There are no assurances that such financing will be available, or if available it will be on terms acceptable to the Company. Any financing may result in significant dilution.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which added Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements when quantifying current year financial statement misstatements for the purpose of materiality assessment. The SEC concluded in SAB 108 that a registrant’s materiality evaluation of an identified unadjusted error should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If either carryover or reversing effects of prior year misstatements is material, the misstatements should be corrected in the current year. If correcting an error in the current year for prior year misstatements causes the current year to be materially misstated, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The guidance of SAB 108 should be applied in the annual financial statements covering the fiscal year ending October 31, 2007. The Company does not believe SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 3.

Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Our management and resources are limited. As of January 31, 2007 we had only twenty-eight full time employees, of which three are also officers and directors of the Company. The Company is a Small Cap company with limited personnel and, until the fourth quarter of the fiscal year ended October 31, 2006, was a development stage company. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the current review, management has concluded that additional personnel is required. The Company had identified the lack of personnel as an internal control deficiency which resulted in the following accounting issues and the filing of an amended 10-KSB for the fiscal year ended October 31, 2006 (1) the incorrect allocation of the components of the sale of units which included secured convertible debentures with a beneficial conversion feature and common stock and the resulting amortization of the corresponding costs; (2) unearned shares of common stock granted to employees incorrectly included in the outstanding common shares; and (3) the incorrect classification of accrued interest.

The Company has allocated the appropriate resources to correct this deficiency. We are in the process of adding the additional personnel to be assigned directly to financial reporting and disclosure to ensure the timely and accurate preparation of the Company’s financial reports required under the Securities and Exchange Act of 1934 as amended.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During November, the Company sold 8.5 additional units for $425,000 and issued 1,287,789 of restricted common stock in connection with the August 29, 2006 private placement. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds were used for working capital.

On December 26, 2006, the Company signed an 8% promissory note for $50,000 with a lender. The lender was issued 10,000 shares of Common Stock, valued at the closing price of the Company’s common stock on the date of the loan, as a financing premium. The lender has the option to convert this loan into the private placement dated December 18, 2006. The investor represented to us that the investor was an “accredited investor”, as defined under Rule 501 Regulation D of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds were used for working capital.

On December 28, 2006, the Company signed an 8% promissory note for $40,000 with the Company’s placement agent, Newbridge Securities. The note matured on the 30th day following receipt, or January 27, 2007. The lender was issued 10,000 shares of Common Stock, valued at $5,100, using the closing price of the Company’s common stock on the date of the loan. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds were used for working capital.

On December 15, 2006, the Company and the lender agreed to extend the credit line’s maturity date until December 18, 2006, increase the credit line $56,000 until January 15, 2007 and the Company issued 169,697 shares of restricted common stock valued at $44,121 using the closing price of the Company’s common stock on the date of the loan. On January 12, 2007, the Company and the lender agreed to extend the credit line’s maturity date to February 15, 2007 and increase the credit line by $95,000. In partial consideration for the changes in the credit line, the Company issued 287,879 shares of restricted common stock valued at $146,818 using the closing price of the Company’s common stock on the date of the loan. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds were used for working capital.

On March 19, 2007, the Company closed on the December 18, 2006 Private Placement Memorandum. Subsequent to the quarter ending January 31, 2007, an additional 51.5 subscription units were sold. These subscriptions raised an additional $2,575,000 in funding. The investors received 8% Convertible Debentures totaling $2,575,000 and 7,803,036 shares of common stock. The total proceeds from the PPM were $3,000,000 in subscriptions, 9,090,915 shares issued and 909,108 warrants were granted. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds were used for working capital.

Item 3.

Defaults Upon Senior Securities

Rosenbaum note for $125,000 which carries the same terms as the Bridge Financing Agreement dated May 5, 2006 is in default.

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

Date: March 26, 2007

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President

21