Form 10QSB
period 2007-04-30
QUANTUM GROUP INC /FL
filed 2007-06-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: April 30, 2007

———————

THE QUANTUM GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA	000-31727	20-0774748
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 15, 2007 the number of the Company’s shares of par value $.001 common stock outstanding was 1,910,732

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

19

Item 5. Other Information

19

Item 6. Exhibits

20

SIGNATURE

21

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2007

(UNAUDITED)

Assets
Current assets
Cash	$882,406
Accounts receivable	344,721
Credit line origination fee	19,644
Prepaid expenses	122,787
Other current assets	28,312
Total Current Assets	1,397,870
Property and equipment, net of accumulated depreciation of $125,084	152,869
Goodwill	23,300
Other assets
Software, net of accumulated amortization of $14,625	204,625
Deposits	20,333
Total assets	$1,798,997
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$169,227
Accrued liabilities	546,782
Accrued payroll and payroll taxes	1,501,583
Notes payable - interim bridge loans, net of discount of $20,829	313,171
Notes payable and accrued interest – shareholders	381,476
Notes payable - 8% convertible debentures, net of discount of $746,331	3,553,669
Loans payable - current portion	137,141
Capital lease obligation - current portion	8,473
Other current liabilities	128,320
Total current liabilities	6,739,842
Long-term debt
Loans payable, net of current portion	34,183
Minority Interest	180,932
Capital lease obligation, net of current portion	10,100
Total long-term debt	225,215
Total liabilities	6,965,057
Shareholders’ deficit
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 1,722,781 shares issued and outstanding	1,723
Additional paid in capital	11,026,852
Warrants	420,657
Deferred compensation	(3,461,383)
Accumulated deficit	(13,153,909)
Total shareholders’ deficit	(5,166,060)
Total liabilities and shareholders’ deficit	$1,798,997

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2007	2006	2007	2006
Revenues
Provider systems	$326,100	$7,873	$406,576	$8,744
Management support services	486,232	—	826,932	—
	812,332	7,873	1,233,508	8,744

Direct Costs
Provider systems	285,323	7,873	372,399	8,744
Management support services	391,247	—	588,133	—
	676,570	7,873	960,532	8,744

Gross profit	135,762	—	272,976	—

Operating expenses
Salaries and employee benefits	727,313	420,353	1,349,985	815,897
Consulting	142,329	34,418	228,465	82,258
Occupancy	91,855	17,173	176,409	34,266
Depreciation and amortization	24,778	12,072	48,257	21,206
Other general and administrative expenses	310,852	135,474	579,479	242,029

Total operating expenses	1,297,127	619,490	2,382,595	1,195,656

Loss from operations	(1,161,365)	(619,490)	(2,109,619)	(1,195,656)

Non-operating expenses
Amortization of debt discount	1,427,797	—	2,026,892	—
Amortization of financing costs	349,345	—	742,233	—
Interest	91,265	89,260	168,268	115,803

Total non-operating expenses	1,868,407	89,260	2,937,393	115,803

Loss before income tax provision	(3,029,772)	(708,750)	(5,047,012)	(1,311,459)

Income tax provision	—	—	—	—

Net loss	$(3,029,772)	$(708,750)	$(5,047,012)	$(1,311,459)

Basic and diluted (loss) per common share	$(1.87)	$(0.75)	$(3.45)	$(1.41)

Weighted average number of common shares outstanding	1,624,105	947,318	1,460,826	928,261

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	For the Six Months Ended April 30,
	2007	2006

Operating activities
Net loss	$(5,047,012)	$(1,311,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,257	21,206
Amortization of debt discount	2,026,892	—
Amortization of financing fees	742,233	—
Amortization of deferred compensation	197,340	—
Issuance of stock for compensation	32,754	41,677
Issuance of stock in lieu of cash settlement	36,610	33,875
Changes in operating assets and liabilities:	—	—
Increase in accounts receivable	(144,448)	—
Decrease in other assets	47,087	61,015
Increase in accounts payable and accrued liabilities	517,421	349,233
Total adjustments	3,504,146	507,006
Net cash used in operating activities	(1,542,866)	(804,453)
Investing activities
Purchase of property and equipment	(17,983)	(13,968)
Net cash used in investing activities	(17,983)	(13.968)
Financing activities
Proceeds from private placement	3,425,000	—
Proceeds from credit line	306,371	—
Proceeds from other loans	140,000	468,750
Proceeds from issuance of common stock	—	291,450
Payments of placement agent fees and expenses	(473,984)	—
Repayments on capital lease obligations	(6,000)	(4,420)
Repayments on loans and notes payable	(980,209)	—
Net cash provided by financing activities	2,411,178	755,780
Net increase (decrease) in cash	850,329	(62,641)
Cash at beginning of period	32,077	74,771
Cash at end of period	$882,406	$12,130
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46,838	$5,895
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred on purchases of equipment	$6,048	$—
Issuance of stock as deferred finance costs on loans	$1,326,065	$693,500
Issuance of stock credit line fee	$190,940	$—
Note payable - fixed asset acquisition	$3,148	$36,953
Accrued 2% late registration fee for August 2006 PPM	$29,545	$—

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(UNAUDITED)

Note 1:

Description of Company

The Company’s business model is to become a provider of services to the healthcare industry in three complementary areas: providing healthcare services to consumers through its provider systems; providing management support services to physicians, Managed Care Organizations (MCOs), healthcare facilities and physician associations; and technology solutions for the healthcare delivery system.

The Company has three MCO contracts providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. Two of the three contracts became effective in January 2007 and are full risk. The third contract, which has been effective since September 2005, has not reached the minimum threshold of 300 members, which is required to be at full risk. The Company started providing healthcare support services by entering into full risk management agreements with billing companies, whereby, the Company runs the operation and accepts all risk of ownership.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2007 and 2006 were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2007, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB/A of the Company for the year ended October 31, 2006, which should be read in conjunction with this quarterly report.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ equity

Going Concern

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

Note 2:

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2007, there were no cash equivalents.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

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

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of April 30, 2007, there was no impairment of goodwill.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended April 30, 2007 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Billing, Inc. and The Quantum Agency, Inc. The accounts of the billing companies in which the Company has full risk of the operations are variable interest entities, as defined by FASB Interpretation No. 46(R), and therefore have been consolidated. All Intercompany accounts have been eliminated in consolidation.

Variable Interest  Entities

The Company is a counterparty to various management agreements with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). The Company has included the net assets and operations of these entities as of April 30, 2007, as the Company believes it is the Primary Beneficiary, as defined in the Interpretation. These entities engage in the business of medical billing and collections. As of April 30, 2007, the book value of the assets and liabilities associated with these entities totaled approximately $244,500 and $169,000, respectively. In addition, the revenues and net loss derived from these entities were $793,000 and ($105,000), respectively, for the six months ended April 30, 2007.

Until February 28, 2007, the Company was a Primary Beneficiary of another billing & collection company. At the time of deconsolidation, this entity had a book value of approximately $26,000. In addition, the revenues and net loss derived from this entity was approximately $34,000 and ($32,000), respectively.

Revenue Recognition

Provider Systems

The Company has entered into full risk contracts with three Managed Care Organizations (MCOs). The Company started treating patients for one of the contracts in September 2005, but is not at full risk until the MCO provides a minimum of 300 members to the Company. The threshold of 300 patients has not been reached as of

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

Revenue Recognition (continued)

Provider Systems (continued)

April 30, 2007. The Company has recorded income relating to the primary care physicians’ charges for the six month period ended April 30, 2007. Medical costs associated with the revenue were equal to the revenue. The other two contracts started in January 2007 and are full risk from inception. Under a full risk contract, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the MCO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The direct medical costs are a combination of actual medical costs paid by the MCO plus a reserve for future medical costs incurred but not reported (IBNR).

Provider Support Services

In June 2006, the Company entered into a management agreement with a medical billing and collections company. Under the terms of the agreement, the Company paid an amount to the billing and collection company and assumed all management responsibility and financial risk of the operation of the business. The Company has included all the revenues and expenses for this operation in the Company’s condensed consolidated financial statements. Revenues are recorded upon the collection of billed service for their clients. The Company and the medical billing and collection company mutually agreed to discontinue the management agreement as of February 28, 2007.

In December 2006, the Company entered into management agreements with two additional medical billing companies. Each of the two companies signed similar agreements. Under the terms of these agreements, the Company paid the billing companies $100 and promised to assist in total operations for a period of 210 days. In return, the billing companies assigned all revenues and expenses to the Company. Included in the agreements, the Company will pay a management fee to the current manager and a fee for support services to one employee. There is no employee-employer relationship created by the agreements. The Company has provided management services and sales support.

The Company entered into an agreement with an MCO to assist in the recruitment of members for a fixed fee per member enrolled. The Company recognizes revenue, net of commissions paid, in the month when the member signs up with the MCO.

Stock Split

On August 31, 2006, the shareholders authorized the board of directors to effect a reverse stock split of our outstanding common stock to comply with the initial listing requirements of a national securities exchange or initial quotation requirement on an automatic quotation system of a national securities association with the ratio to be determined by the board in the best interest of the Company. On March 9, 2007, the board of directors approved a 1:25 reverse stock split which was effectuated on March 29, 2007.

All share and per share amounts have been restated to reflect the reverse stock split.

Stock Compensation

Prior to November 1, 2006, the Company had followed Statement of Financial Accounting Standards (“SFAS “) No. 123 (“SFAS No. 123”), Accounting for Stock Based Compensation whereby companies may measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” No compensation expense was recognized in accounting for options granted to employees where the exercise price of the Company’s employee stock options

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 2:

Summary of Significant Accounting Policies – (Continued)

Stock Compensation (continued)

equaled or exceeded the market price of the underlying stock on the date of grant. Stock options granted to consultants were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS “) No. 123, Accounting for Stock Based Compensation.

Effective November 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for the first quarter of fiscal 2005 have not been restated.

As a result of the adoption of SFAS No. 123(R) on November 1, 2006, the Company’s net loss for the six months ended April 30, 2007 was approximately $79,245 higher than if it had continued to account for the share-based compensation under APB No. 25.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation,” for the three month period ended April 30, 2006, the Company’s net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

Net loss
As reported	$(1,311,459)
Pro forma	$(1,464,724)
Loss per share
As reported	$(1.41)
Pro forma	$(1.58)

As of April 30, 2007, the Company has 83,023 vested options with exercise prices ranging from $10.00 to $37.50 per share and expiring in years 2008 through 2012. The Company has granted an additional 676,934 options which have not been vested as of the quarter ended April 30, 2007 with exercise prices ranging from $3.50 to $25.00 and expiring in years between 2010 and 2021. These options vest between the years 2007 through 2011.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on the Group’s condensed consolidated statements of financial condition, income or cash flows.

Note 3:

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

Note 4:

Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 4:

Loss Per Share – (Continued)

have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share is not presented as the effects would be anti-dilutive.

The Company has 108,294 warrants, with exercise prices ranging from $5.00 to $125.00 per share, and 83,023 vested options with exercise prices ranging from $10.00 to $37.50 per share, which are exercisable at April 30, 2007.

Note 5:

Accrued Payroll and Payroll Taxes

The Company owes executives earned, but unpaid compensation of $876,511 at April 30, 2007. Additionally, at April 30, 2007, the Company owed $134,000 in delinquent payroll taxes and penalties relating to the second and third calendar quarters of 2006. All payroll taxes subsequently have been paid when due.

Note 6:

Debt

Secured Convertible Debentures

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units in a private placement memorandum (August 2006 PPM). Each unit consists of a $50,000 8% Convertible Debenture and 6,061 shares of restricted common stock (Bridge Shares). Each note payable matures on March 31, 2007, but has been extended without penalty by 60 days by the placement agent. The maturity date was extended by the placement agent to May 30, 2007. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by February 28, 2007, the Company will file a registration statement by March 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration is not filed by March 31, 2007. A registration statement had not been filed by March 31, 2007 and therefore the Company has accrued a liability for the late registration penalty in amount of $29,545 (5,909 shares). The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge. This private placement ended on November 30, 2006 and 26 units were sold and a placement agent fee and reimbursement of expenses of $169,000 plus one 5-year warrant to purchase 15,777 shares of the Company’s common stock at a price of $8.25 per share, valued at $121,821 using the Black Scholes method. Under the agreement, the Company is required to use its best efforts to register the underlying shares and the Bridge shares with the Securities and Exchange Commission (SEC). In the event that a registration statement is not filed with the SEC, the Company is required to pay liquidated damages in the form of additional shares of common stock of the Company, which the Company is required to use its best efforts to register. The Company analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met. Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. As a result, the Company allocated the proceeds from the sale of units ($1,300,000) as follows: (1) $534,975 to the convertible debt (2) $534,279 to the shares and (3) $230,746 to the beneficial conversion feature.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 6:

Debt – (Continued)

On December 18, 2006, the Company issued a private placement memorandum (December 2006 PPM) to raise $3,000,000 by selling 60 units under the same terms described above except the maturity date of the convertible debt is June 30, 2007 and the Company is required to file a registration agreement by June 30, 2007. When the offering was closed on March 16, 2007, the Company had sold all 60 units for $3,000,000 and issued 363,675 shares of common stock. Under the agreement, the Company is required to use its best efforts to register the underlying shares and the Bridge shares with the Securities and Exchange Commission (SEC). In the event that a registration statement is not filed with the SEC, the Company is required to pay liquidated damages in the form of additional shares of common stock of the Company, which the Company is required to use its best efforts to register. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge and the holders of the Convertible Debentures sold in the August 2006 PPM. The Company analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met. Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the proceeds for the sale of the units ($3,000,000) as follows: (1) $1,498,623 to the convertible debt (2) $887,888 to the shares and (3) $624,489 to the beneficial conversion.

On March 29, 2007, the Company signed an agreement with a placement agent to raise $1,550,000 by selling 31 units. Each unit consists of a $50,000 8% Convertible Debenture maturing July 31, 2007, and 6,061 shares of restricted common stock (Bridge Shares). Each note payable matures on July 31, 2007, but can be extended by 60 days by the placement agent. Prior to the closing of a Secondary Public Offering, holders of Bridge Shares shall have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of up to $1,550,000 of Public Offering Units. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company's security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by July 31, 2007, the Company will file a registration statement by July 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration is not filed by July 31, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge, the August 29, 2006 units and the December 18, 2006 units.  See Note 10.

Notes Payable

On November 30, 2005, the Company entered into a 13% 2-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest-only payments. The loan is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 1,200 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over the term of the loan. The Company also paid $6,500 in commissions to a placement agent. The agreement contains an anti-dilution provision on the additional compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. The Company issued an additional 967 shares in common stock during the quarter ended April 30, 2007.

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 12,122 total shares. The proceeds from the financing were allocated

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 6:

Debt – (Continued)

Notes Payable (continued)

between the 8% Secured Promissory note and the common stock issued based on the fair value. The Company allocated $48,387 to the Promissory Note and $51,613 to the common stock. The total value of the common stock issued was based on the closing price of the Company’s common stock on the date of the loan.

On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for $1,000,000, which also included an agreement to provide the Company with a credit line of $300,000.  On February 9, 2007, the outstanding balance on the credit line was paid in full.

On December 26, 2006, the Company signed an 8% promissory note for $50,000 with a lender. The note matured on the 30th day following receipt, or January 28, 2007. The lender was issued 400 shares of Common Stock, valued at the closing price of the Company’s common stock on the date of the loan, as a financing premium. The lender has the option to convert this loan into shares offered in connection with the December 2006 PPM, such option was exercised on April 20, 2007. The lender was issued an 8% convertible debenture for $50,000 and 6,061 shares related to the subscription agreement.

On December 28, 2006, the Company signed an 8% promissory note for $40,000 with the Company’s placement agent, Newbridge Securities. The note matured on the 30th day following receipt (January 27, 2007). The lender was issued 400 shares of Common Stock, valued at $5,100, using the closing price of the Company’s common stock on the date of the loan. On February 14, 2007, the Company repaid this loan in full, including interest of $427.

On March 30, 2007, the Company signed an 8% promissory note for $50,000 with a lender. The note matured on the 30th day following receipt, or April 29, 2007. The lender has the option to convert this loan into the March 2007 PPM. On April 20, 2007, the lender notified the Company of his intention to convert this loan to a subscription agreement to the March 2007 PPM. When the loan was converted on May 7, 2007, the lender was issued an 8% convertible debenture for $50,000 and 6,061 shares related to the subscription agreement.

Note 7:

Incentive Equity and Stock Option Plan

In October 2003 the Company adopted a stock option plan. The purpose of the stock option plan was to increase the employees’ and non-employee directors’ interest in Quantum and to align more closely their interests with the interests of the shareholders of Quantum, as well as to enable Quantum to attract and retain the services of experienced and highly qualified employees and non-employee directors.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 7:

Incentive Equity and Stock Option Plan – (Continued)

The Company has reserved 200,000 shares of common stock under the plan. The board of directors, or a committee of the board of directors, will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan; the type of plan option to be granted; the number of shares subject to each plan option; and the plan option price.

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

A summary of options during the six months ended April 30, 2007 and 2006 is shown below:

	2007			2006
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	2,400	—		2,400	—
Granted		—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at April 30,	2,400	—		2,400	—
Exercisable at April 30,		—			—

Available for issuance at April 30 under the plan		197,600			197,600

Note 8:

Other Common Stock Transactions

Deferred Compensation

The Company, from time to time, grants shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods. The value of the stock is determined by the closing market price at the date of grant. The Company recognized $22,029 and $9,000 in compensation expense related to these stock grants for the six month periods ended April 30, 2007 and 2006, respectively.

Stock Compensation

From time to time, the Company issues stock to employees as length of service rewards and performance rewards. Additionally, the Company will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in the Company’s Incentive Equity and Stock Option Plan. The total shares issued were 1,178 and 800 shares for the six month periods ended April 30, 2007 and 2006, respectively. The value of the stock is determined by the closing market price on the date earned.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

Note 9:

Related Party Transactions

On November 1, 2002, the Company entered into an agreement with a shareholder to purchase certain intellectual property integral to the Company’s business. In exchange, the company issued a three (3) year installment note for $179,080 with an interest rate of eighteen percent (18%) per annum. The price of the sale was equal to the cost the shareholder incurred to develop the property purchased. The note is payable monthly starting January 2003. The Company is in technical default as the Company has not made scheduled payments on the note. The Company is accruing interest at 18% per annum monthly on the unpaid principal balance and has classified the note as current as per the agreement. The principal balance outstanding is $102,632. The Company did not pay any interest during the three month period ended April 30, 2007 or 2006. The interest accrued is $84,410 and $60,459 at April 30, 2007 and 2006, respectively.

On November 14, 2005, a shareholder advanced the Company $50,000. The Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock.

On December 16, 2005, the Company executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due April 30, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of the Company’s common stock per month for each month the debt is outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the board of directors of the Company. On February 25, 2006, an additional $25,000 was advanced to the Company by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which includes the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over the term of the loan. See note 10.

Note 10:

Subsequent Events

The March 2007 PPM closed on May 7, 2007. The Company sold 31 units for $1,550,000, of which $1,416,000 was in cash and $134,000 from two(2) converted bridge loans. The Company paid $217,893 as a placement agent fee and reimbursement of expenses, and issued one 5-year warrant to purchase 18,802 shares of the Company's common stock at a price of $8.25 per share. The warrant was valued at $82,677, using a Black Scholes valuation methodology.

On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 PPM. The loan was repaid on May 4, 2007, along with interest of $10,800. The Company issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement.

On May 7, 2007, the delinquent payroll taxes of $134,000 were paid. The Company is in negotiation with the Internal Revenue Service to reduce $34,216 in penalties and interest

On May 7, 2007, two lenders, with loans totaling $100,000 each, converted their loans in accordance with the terms of the March 2007 PPM, which resulted in the issuance of $200,000 8% Convertible Debenture and total of 24,244 shares of common stock (12,122 shares each).

On May 30, 2007, the $1,300,000 8% Convertible Debentures matured sold in conjunction with the August 2006 PPM. The debentures were not paid at the maturity date The debenture holders and the lead investor have not declared the debentures in default and the Company is in discussions with the lead investor to extend the maturity date.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis set forth below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three and six months ended April 30, 2007 and 2006, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Going Concern

The Company has been building its provider networks and developing its Provider Systems over the last three years and has expensed material sums during that period. The Company has contracted with five Managed Care Organizations (MCOs) encompassing 22 counties in Florida. The Community Health Systems have been completed, or are near completion, in all those counties. Additionally, the Company is performing medical billing services through two medical billing companies with whom the Company has signed full risk management contracts.

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

Results of Operations

Six months ended April 30, 2007 and 2006

Revenues for the six months ended April 30, 2007 were $1,233,508 compared to $8,744 for the six months ended April 30, 2006. The increase in management support services revenue of $826,932 is primarily due to the addition of the billing and collections company management agreements; $34,291 from one agreement that was in effect from November 2006 thru February 2007 and $792,641 from two agreements which went into effect in December 2006. The provider systems revenue represents $406,576 of the total revenue, which is a $397,832 increase from the six months ended April 30, 2006. This revenue is a direct result of the Company’s active contracts with three MCOs.

The operating expenses for the six months ended April 30, 2007 were $2,382,595 compared to $1,195,656 for the six month period ended April 30, 2006. The increase of $1,186,939 was primarily due to an increase of $345,421 in staff and officers’ salaries, $125,000 for accrued bonuses for officers, and $63,667 in the amortization of deferred compensation. Non-operating costs were $2,937,393 and $115,803 for the six month periods ended April 30, 2007 and 2006, respectively. The increase of $2,821,590 was primarily due to the amortization of costs associated with the convertible debt, interim bridge financing and the credit line.

Liquidity and Capital Resources

At April 30, 2007, we had a working capital deficit of $5,341,972 as compared to a working capital deficit of $1,277,725 at April 30, 2006.

Cash inflow from financing activities was $2,411,178 for the six months ended April 30, 2007, compared to $755,780 for the six months ended April 30, 2006. The increase was primarily due to the increase in debt as detailed below. The cash flow from operating activities were $1,542,866 for the six months ended April 30, 2007, compared to $804,453 for the six months ended April 30, 2006. The increase of $738,413 was primarily due the expansion of the provider service system. We will need to secure additional financing during the next twelve months in order to meet our convertible debt obligations and continue the development of our business.

On August 29, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units (August 2006 PPM). Each unit consisted of a $50,000 8% Convertible Debenture and 6,061 shares of restricted common stock (Bridge Shares). Each note payable matures on March 31, 2007, but has been extended, without penalty, by 60 days by the placement agent. The debentures have not been paid at the extended maturity date. The debenture holders and the lead investor have not declared the debentures in default and the Company is in discussions with the lead investor to extend the maturity date. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. This private placement was finalized on November 30, 2006 and 26 units were sold ($1,300,000) and a placement agent fee of $169,000 and reimbursement of expenses of $40,942 plus one 5-year warrant to purchase 15,758 shares of the Company’s common stock at a price of $8.25 per share, valued at $121,821 using the Black Scholes method.

On December 18, 2006, the Company signed an agreement with a placement agent to raise $3,000,000 by selling 60 units (December 2006 PPM). Each unit consists of a $50,000 8% Convertible Debenture and 6,061 shares of restricted common stock (Bridge Shares). Each note payable matures on June 30, 2007, but can be extended by 60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. This private placement was ended on March 19, 2007, and 60 units were sold ($3,000,000) and a placement agent fee of $390,000 and reimbursement of expenses of $19,008 plus one 5-year warrant to purchase 36,419 shares of the Company’s common stock at a price of $8.25 per share, valued at $154,848 using the Black Scholes method.

On March 29, 2007, the Company signed an agreement with a placement agent to raise $1,500,000 by selling 30 units (March 2007 PPM). Each unit consists of a $50,000 8% Convertible Debenture and 6,061 shares of restricted common stock (Bridge Shares). Each note payable matures on June 30, 2007, but can be extended by

60 days by the placement agent. Principal and interest on the Secured Convertible Debentures may be converted into certain future sale of the Company’s security at a conversion price equal to 70% of the offering price. The placement agent fees are equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by June 30, 2007, the Company will file a registration statement by July 31, 2007. A late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration is not filed by June 30, 2007. The Debentures are secured by all the assets of the Company subject to the investors in the interim bridge and the August 29, 2006 units. This private placement closed on May 7, 2007 and 31 units were sold ($1,550,000) and a placement agent fee of $201,500 and reimbursement of expenses of $16,393 plus one 5-year warrant to purchase 18,802 shares of the Company’s common stock at a price of $8.25 per share, valued at $82,677 using the Black Scholes method.

The Company has entered into full risk contracts with three Managed Care Organizations (MCOs). The Company started treating patients for one of the contracts in September 2006, but is not full risk until the MCO provides a minimum of 300 members to the Company. The threshold of 300 members has not been received as of April 30, 2007. The Company has recorded income relating to the primary care physicians’ charges for the six month period ended April 30, 2007. Medical costs associated with the revenue were equal to the revenue. The other two contracts started in January 2007 and are full risk from inception. Under a full risk contract, the Company will receive a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the MCO receives. Revenue under this agreement is generally recorded in the period services are rendered at the rates then in effect, with quarterly adjustments. The direct medical costs are a combination of actual medical costs paid by the MCO plus a reserve for future medical costs incurred but not reported (IBNR).

Currently, the Company manages two medical billing and collections companies. Under the terms of the management agreements, the Company paid an amount to each billing and collection company and assumed all management responsibility and financial risk of the operation of the businesses. The Company has included all the revenues and expenses for those operations in the Company’s condensed consolidated financial statements. Revenues are recorded upon the collection of billed service for their clients.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on the Group’s condensed consolidated statements of financial condition, income or cash flows.

Item 3.

Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Our management and resources are limited. As of April 30, 2007 we had only twenty-eight full time employees, of which three are also officers and directors of the Company. The Company is a company with limited personnel and, until the fourth quarter of the fiscal year ended October 31, 2006, was a development stage company. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures for a Company of our size and simplicity. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the current review, management has concluded that additional personnel are required as disclosed in the Company’s Form 10-K/A filed with the Securities Exchange Commission.

The Company has allocated the appropriate resources to correct this deficiency. As of the date of this report, we have hired a controller to be assigned directly to financial reporting and disclosure to ensure the timely and accurate preparation of the Company’s financial reports required under the Securities and Exchange Act of 1934 as amended.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

All shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend and the funds will be used for working capital.

On December 18, 2006, the Company issued a private placement memorandum (December 2006 PPM) to raise $3,000,000 by selling 60 units under the same terms described above except the maturity date of the convertible debt is June 30, 2007 and the Company is required to file a registration agreement by June 30, 2007. The Private Placement was closed on March 19, 2007 The Company had sold all 60 units for $3,000,000 and issued 363,675 shares of common stock, of which 51.5 subscription units were sold during the quarter ended April 30, 2007. The compensation paid to the placement agent included a commission of 10%, $300,000, an unaccountable expenses reimbursement of 3%, $90,000, reimbursed expenses of $19,008 and were granted 6,419 five-year warrants with an exercise price of $8.25 per share. Under the agreement the Company is required to use its best efforts to register the underlying shares and the Bridge shares with the Securities and Exchange Commission (SEC). In the event that a registration statement is not filed with the SEC, the Company is required to pay liquidated damages in the form of additional shares of common stock of the Company, which the Company is required to use its best efforts to register.

On March 29, 2007, the Company issued a private placement memorandum (March 2007 PPM) to raise $1,550,000 by selling 31 units under the same terms as the August 2006 PPM except the maturity date of the convertible debt is June 30, 2007 and the Company is required to use its best efforts to register the underlying shares and the Bridge shares with the Securities and Exchange Commission (SEC) by June 30, 2007. A Supplemental Agreement was attached to the PPM changing the maturity date from June 30, 2007 to July 31, 2007.  The Company closed the offering on May 7, 2007 for $1,550,000 ($1,416,000 in cash and a conversion of $134,000 in interim debt). The Company issued 187,894 shares of common stock and $1,550,000 in 8% Convertible Debentures. The compensation paid to the placement agent included a commission of 10%, $155,000, an unaccountable expenses reimbursement of 3%, $46,500, reimbursed expenses of $16,393 and were granted 18,802 five-year warrants with an exercise price of $8.25 per share.

 On April 20, 2007, an agreement was reached with Mrs. Rosenbaum to pay the balance of the $125,000 loan plus interest at 8% from the proceeds of the March 2007 PPM and issued total of 15,152 shares of common stock.

On May 7, 2007, two lenders, with loans totaling $100,000 each, converted their loans in accordance with the terms of the March 29, 2007 PPM, which resulted in the issuance of $200,000 8% Convertible Debenture and a total of 24,244 shares of common stock (12,122 shares each).

Item 3.

Defaults Upon Senior Securities

The Company sold $1,300,000 in 8% Subordinated Secured Convertible Bridge Notes in conjunction with a private placement dated August 29, 2006. Each Note payable matured on March 31, 2007, but has been extended, without penalty, by 60 days by the placement agent in the private placement to May 30, 2007. The Notes have not been paid at the extended maturity date. The debenture holders and the lead investor in the private placement have not declared the debentures in default and the Company is in discussions with the lead investor to extend the extended maturity date of the Notes.

Item 4.

Submission of Matters to a Vote of Security-Holders

None.

Item 5.

Other Information

None.

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

Date: June 19, 2007

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President

21