Form 10QSB
period 2007-07-31
QUANTUM GROUP INC /FL
filed 2007-09-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: July 31, 2007

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

As of September 19, 2007, we have 2,016,640 shares of our common stock, par value $.001, issued and outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statement of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.      Controls and Procedures

28

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.      Defaults Upon Senior Securities

30

Item 5.      Other Information

30

Item 6.      Exhibits

30

SIGNATURE

31

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2007

(UNAUDITED)

Assets
Current assets
Cash	$1,046,129
Accounts receivable	350,721
Prepaid expenses	127,047
Other current assets	44,139
Total Current Assets	1,568,036
Property and equipment, net of accumulated depreciation of $144,056	155,593
Goodwill	23,300
Other assets
Software, net of accumulated amortization of $21,938	197,313
Deposits	17,133
Total assets	$1,961,375
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$196,857
Accrued liabilities	419,864
Accrued payroll and payroll taxes	1,611,105
Accrued expenses incurred but not reported (IBNR)	203,478
Notes payable and accrued interest – shareholders	238,274
Notes payable - 8% convertible debentures, net of discount of $22,729	6,027,271
Loans payable - current portion	122,898
Capital lease obligation - current portion	10,798
Other current liabilities	297,561
Total current liabilities	9,128,106
Long-term debt
Loans payable, net of current portion	31,646
Minority Interest	81,283
Capital lease obligation, net of current portion	15,558
Total long-term debt	128,487
Total liabilities	9,256,593
Shareholders’ deficit
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 1,993,268 shares issued and outstanding	1,993
Additional paid in capital	12,254,964
Warrants	503,334
Deferred compensation	(3,236,232)
Accumulated deficit	(16,819,277)
Total shareholders’ deficit	(7,295,218)
Total liabilities and shareholders’ deficit	$1,961,375

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Revenues
Provider systems	$861,676	$13,896	$1,268,253	$22,640
Management support services	420,952	32,782	1,247,884	32,782
	1,282,628	46,678	2,516,137	55,422

Direct Costs
Provider systems	839,852	13,896	1,212,251	22,640
Management support services	310,142	21,752	898,275	21,752
	1,149,994	35,648	2,110,526	44,392

Gross profit	132,634	11,030	405,611	11,030

Operating expenses
Salaries and employee benefits	986,297	498,982	2,336,282	1,314,879
Consulting	93,027	98,713	321,492	180,971
Occupancy	90,633	31,609	267,042	65,875
Depreciation and amortization	26,285	12,965	74,543	34,171
Other general and administrative expenses	655,131	193,289	1,234,610	435,318

Total operating expenses	1,851,373	835,558	4,233,969	2,031,214

Loss from operations	(1,718,739)	(824,528)	(3,828,358)	(2,020,184)

Non-operating expenses
Amortization of debt discount	1,762,856	—	3,789,747	—
Amortization of financing costs	7,522	934,956	749,755	1,012,508
Interest	176,253	80,501	344,521	118,752

Total non-operating expenses	1,946,631	1,015,457	4,884,023	1,131,260

Loss before income tax provision	(3,665,370)	(1,839,985)	(8,712,381)	(3,151,444)

Income tax provision	—	—	—	—

Net loss	$(3,665,370)	$(1,839,985)	$(8,712,381)	$(3,151,444)

Basic and diluted (loss) per common share	$(1.89)	$(1.87)	$(5.36)	$(3.32)

Weighted average number of common shares outstanding	1,943,317	983,963	1,626,362	948,888

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	For the Nine Months Ended July 31,
	2007	2006

Operating activities
Net loss	$(8,712,381)	$(3,151,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,543	34,171
Amortization of debt discount	3,789,747	—
Amortization of financing fees	749,755	1,012,508
Amortization of deferred compensation	348,465	33,442
Issuance of stock for compensation	39,098	76,015
Issuance of stock in lieu of cash	105,817	54,000
Issuance of stock in payment of late registration penalty	391,966
Amortization of options issued as compensation	147,001
Changes in operating assets and liabilities:
Increase in accounts receivable	(250,099)	—
Decrease in other assets	30,200	58,037
Increase in accounts payable and accrued liabilities	900,373	558,644
Total adjustments	6,326,866	1,826,817
Net cash used in operating activities	(2,385,515)	(1,324,627)
Investing activities
Purchase of property and equipment	(28,709)	(38,164)
Net cash used in investing activities	(28,709)	(38,164)
Financing activities
Proceeds from private placement	4,841,000	—
Proceeds from other loans	140,000	1,036,000
Proceeds from credit line	306,371
Proceeds from issuance of common stock	—	291,450
Payments of placement fees and expenses	(707,117)	—
Repayments on loans and capital lease obligations	(28,567)	(23,423)
Repayments on loans and notes payable	(1,123,411)	—
Net cash provided by financing activities	3,428,276	1,304,027
Net increase (decrease) in cash	1,014,052	(58,764)
Cash at beginning of period	32,077	74,771
Cash at end of period	$1,046,129	$16,007
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$74,672	$29,880
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred on purchases of equipment	$17,019	$19,260
Issuance of stock as deferred finance costs on loans	$2,187,066	$1,025,841
Issuance of stock credit line fee	$190,940	$—
Note payable - fixed asset acquisition	$3,148	$36,953
Late registration penalties	$391,966	$—

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 1:  Description of Company

We offer business solutions for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. Although management support services currently represent approximately 50% of our revenues, we expect that provider systems will be the principal source of our revenues in future periods.

We have three HMO contracts providing members to a number of our Community Health Systems (CHS) in the state of Florida. Two of the three contracts became effective in January 2007 and are full risk. The third contract, which has been effective since September 2005, has not reached the minimum threshold of 300 members, which is required to be at full risk. We started providing management support services by entering into full risk management agreements with billing companies, whereby, we run the operation and accept all risk of ownership.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the nine months ended July 31, 2007 and 2006 were of a normal, recurring nature. The amounts presented for the nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB/A for the year ended October 31, 2006, which should be read in conjunction with this quarterly report.

Certain reclassifications have been made so that prior year financial information conforms to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ deficit.

Going Concern

We have limited revenues to date. Since our inception, we have been dependent upon the receipt of capital investment to fund our continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that our business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that we will generate substantial revenues or that the business operations will prove to be profitable. Further, certain of our Secured Convertible Debentures are in default. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2007, there were no cash equivalents.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Due from HMO and IBNR

The HMOs pay medical claims and other costs on our behalf. Based on the terms of the contracts with the HMOs, we receive a net payment from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on our behalf plus an amount reserved for claims incurred but not reported. Estimated liability for claims incurred but not reported is independently estimated based on industry experience as we do not yet have sufficient historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors including independent actuarial calculation.

Income Taxes

We have not recognized any future tax benefit arising from net operating loss carry forward in the accompanying condensed consolidated financial statements in accordance with the provisions of Statements of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been established to offset the entire amount of our net deferred tax asset.

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of July 31, 2007, there was no impairment of goodwill.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended July 31, 2007 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Solutions, Inc. and The Quantum Agency, Inc. The accounts of the billing companies in which we have full risk of the operations are variable interest entities, as defined by FASB Interpretation No. 46(R), (FIN 46(R)) and therefore have been consolidated. All intercompany accounts have been eliminated in consolidation.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

Variable Interest Entities

We are counter-party to various management agreements with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). We have included the net assets and operations of these entities as of July 31, 2007, as we believe we are the Primary Beneficiary, as defined in the Interpretation. These entities engage in the business of medical billing and collections. As of July 31, 2007, the book value of the assets and liabilities associated with these entities totaled $116,582 and $215,025, respectively. In addition, the revenues and net loss derived from these entities were $1,213,168 and $179,726, respectively, for the nine months ended July 31, 2007. The management contracts with these entities expire on September 30, 2007. We plan to renew these contracts but there can be no assurance that a renewal will be executed.

Until February 28, 2007, we were a Primary Beneficiary of another billing and collections company. At the time of deconsolidation, this entity had a book value of approximately $26,000. In addition, the revenues and net loss derived from this entity was $34,291 and $31,994, respectively.

Revenue Recognition

Provider Systems

We have entered into full risk contracts with three Health Maintenance Organizations (HMOs). We started managing patients for one of the contracts in September 2005; however, we are not at full risk until the HMO provides us with a minimum of 300 members. The threshold of 300 patients has not been reached as of July 31, 2007 under this contract. As a non-full risk contract, we have recorded income relating to the primary care physicians’ charges for the nine month period ended July 31, 2007. Medical costs associated with the revenues were equal to the revenues. The other two contracts became effective in January 2007 and were full risk from inception. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

In June 2006, we entered into a management agreement with a medical billing and collections company. Under the terms of the agreement, we paid an amount to the billing and collections company and assumed all management responsibility and financial risk of the operation of the business. We have included all the revenues and expenses for this operation in our condensed consolidated financial statements. Revenues are recorded upon the collection of billed services for the billing and collections company’s clients. We and the medical billing and collections company mutually agreed to discontinue the management agreement as of February 28, 2007.

In December 2006, we entered into management agreements with two additional medical billing companies which have been reflected as Variable Interest Entities. Each of the two companies signed similar agreements. Under the terms of these agreements, we paid the billing companies $100 and agreed to be responsible for total operations for a period of 210 days. In return, the billing companies assigned all revenues and expenses to us. As a part of the agreements, we agreed to pay a management fee to the current manager and a fee for the support services of one employee. There is no employee-employer relationship created by the agreements.

Through our insurance subsidiary, we entered into an agreement with an HMO to assist in the recruitment of members for a fixed fee per member enrolled. We recognize revenues, net of commissions paid, in the month when the member signs up with the HMO.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

Reverse Stock Split

On August 31, 2006, the shareholders authorized the board of directors to effect a reverse stock split of our outstanding common stock to comply with the initial listing requirements of a national securities exchange or initial quotation requirement on an automatic quotation system of a national securities association with the ratio to be determined by the board in our best interest. On March 9, 2007, the board of directors approved a 1:25 reverse stock split which was effectuated on March 29, 2007. All share and per share amounts have been restated to reflect the reverse stock split.

Stock Compensation

Prior to November 1, 2006, we followed Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation,” whereby companies may measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” No compensation expense was recognized in accounting for options granted to employees where the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Stock options granted to consultants were accounted for in accordance with SFAS No. 123.

Effective November 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for the first quarter of fiscal 2005 have not been restated.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date, consistent with the methodology prescribed under SFAS No. 123 for the nine month period ended July 31, 2006, our net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

	For the Three Months Ended July 31, 2006	For the Nine Months Ended July 31, 2006

Net Loss
As reported	$1,839,986	$3,151,444
Pro forma	$1,911,432	$3,376,156

Loss per share
As reported	$1.87	$3.32
Pro forma	$1.94	$3.56

As of July 31, 2007, we have 227,581 vested options with exercise prices ranging from $3.50 to $37.50 per share and expiring in years 2008 through 2017. We have granted an additional 660,052 options which have not been vested as of the quarter ended July 31, 2007 with exercise prices ranging from $3.50 to $37.50 and expiring in years between 2010 and 2021. These options vest between the years 2007 through 2011.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material effect on our condensed consolidated statements of financial condition, income or cash flows.

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

We have 108,315 warrants, with exercise prices ranging from $5.00 to $125.00 per share, and 227,581 vested options with exercise prices ranging from $3.50 to $37.50 per share, which were exercisable at July 31, 2007.

Note 5:  Accrued Payroll and Payroll Taxes

We owe executives earned but unpaid compensation of $911,511 at July 31, 2007. In addition to compensation, we have accrued a liability for the associated FICA and Medicare taxes in the amount of $35,800.

Note 6:  Debt

Secured Convertible Debentures

On August 29, 2006, we signed an agreement with a placement agent to raise $3,000,000 by selling 60 units in a private placement memorandum (August 2006 PPM). Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) and 6,061 shares of common stock (Bridge Shares). Each note payable matured on March 31, 2007, and was extended without penalty by 60 days by the placement agent to May 29, 2007. Principal and interest on the Secured Convertible Debentures could have been converted into equity securities that we sell in a future offering at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. Under the agreement, we were required to use our best efforts to register the shares underlying the converted Debt and the Bridge Shares with the Securities and Exchange Commission (SEC). The private placement included certain registration rights which generally required that if the Bridge Shares and the conversion shares were not registered by February 28, 2007, we would file a registration statement by March 31, 2007. We were subject to a monthly late registration penalty of 2% of the original principal amount in common stock, based upon the average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by March 31, 2007. A registration statement was not filed by March 31, 2007; therefore we incurred a late registration penalty in the amount of $120,454 and issued 22,438 shares to satisfy this penalty. The Debt is secured by all of our assets. This private placement ended on November 30, 2006 and 26 units were sold, 157,588 shares were issued and a

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 6:  Debt – (Continued)

Secured Convertible Debentures – (Continued)

placement agent fee and reimbursement expenses of $209,942 plus one five (5)-year warrant to purchase 15,758 shares of our common stock at a price of $8.25 per share, valued at $121,821 using the Black Scholes method. We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met. Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," we have (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. As a result, we allocated the proceeds from the sale of units ($1,300,000) as follows: (1) $534,975 to the convertible debt, (2) $534,279 to the shares, and (3) $230,746 to the beneficial conversion feature.  The notes were not paid by the maturity date of May 29, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective May 29, 2007. As a result, we have accrued interest at 18% from the extended maturity date of May 29, 2007. In the event the Debt is not paid by the maturity date, a default may be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. As of the date hereof, the debt holders and the lead investor have not declared the Debt in default.  If we are unable to repay these obligations, and the lenders do not convert into our common stock, we could be obligated to forfeit all of our assets.

On December 18, 2006, we issued a private placement memorandum (December 2006 PPM) to raise $3,000,000 by selling 60 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) maturing on June 30, 2007 and 6,061 shares of common stock (Bridge Shares) for which we were required to file a registration agreement by June 30, 2007. We were subject to a similar late registration penalty of 2% as explained above in the August 2006 PPM. A registration statement was not filed by June 30, 2007, therefore we incurred a late registration penalty in the amount of $134,683, and issued 23,121 shares to satisfy this penalty. Principal and interest on the Secured Convertible Debentures could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one five (5) year warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. When the offering was closed on March 16, 2007, we had sold all 60 units for $3,000,000 and issued 363,675 shares of common stock. The Debt was secured by all of our assets and is subordinate to the holders of the Debt sold in the August 2006 PPM. We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met. Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," we allocated the proceeds for the sale of the units ($3,000,000) as follows: (1) $1,498,623 to the convertible debt, (2) $887,888 to the shares, and (3) $624,489 to the beneficial conversion. On June 30, 2007, we contacted the placement agent and arranged a 60-day extension of the maturity date on the December 2006 PPM Debt to August 29, 2007. However, we believe that this 60-day extension to August 29, 2007 was not properly executed, and the placement agents’ extension notice to the Company and to the holders of the note was not effective. The notes were not paid by the original maturity date of June 30, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective June 30, 2007. As a result, we have accrued interest at 18% from the original maturity date of June 30, 2007. In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. As of the date hereof, the debt holders and the lead investor have not declared the Debt in default.  If we are unable to repay these obligations, and the lenders do not convert into our common stock, we could be obligated to forfeit all of our assets.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 6:  Debt – (Continued)

Secured Convertible Debentures – (Continued)

On March 29, 2007, we issued a private placement memorandum (March 2007 PPM) to raise $1,550,000 by selling 31 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) maturing June 30, 2007 and 6,061 shares of common stock (Bridge Shares).  Each note payable matured on June 30, 2007, but could be extended by 60 days by the placement agent.  Prior to the closing of a secondary public offering, holders of Bridge Shares shall have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of up to $1,550,000 of Public Offering Units.  Principal and interest on the Debt could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price.  The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by July 31, 2007, we would file a registration statement by July 31, 2007.  We would be subject to a late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by July 31, 2007.  The Debt was secured by all of the assets of the Company and was subordinate to the investors in and he holders of the Debt sold in the August 2006 and December 2006 PPMs.  This private placement ended on May 7, 2007. Thirty-one units were sold and a placement agent fee and reimbursement of expenses of $224,121 plus one five (5)-year warrant to purchase 18,786 shares of our common stock at a price of $8.25 per share, valued at $154,985 using the Black Scholes method.  We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," were not met.  Based on this finding and pursuant to EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," we have (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital.  We received $1,416,000 in cash and the remaining balance was converted from Interim Bridge Notes of $134,000 for a total of $1,550,000.  We allocated the proceeds from the sale of units ($1,550,000) as follows: (1) $817,887 to the convertible debt; (2) $381,592 to the shares; and (3) $350,520 to the beneficial conversion feature.  The placement agent notified us that the maturity date was extended by 60 days to August 29, 2007.  In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC.  As of the date hereof, the debt holders and the lead investor have not declared the Debt in default.   If we are unable to repay these obligations, and the lenders do not convert into our common stock, we could be obligated to forfeit all of our assets.

Notes Payable

On November 30, 2005, we entered into a 13% two (2)-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest-only payments. The loan is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 1,200 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over the term of the loan. We also paid $6,500 in commissions to a placement agent. The agreement contains an anti-dilution provision on the additional compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. We issued an additional 755 shares in common stock during the quarter ended July 31, 2007.

On July 6, 2006, we signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement.  The note is unsecured.  The lender and the Company agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006.  Under this

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 6:  Debt – (Continued)

Notes Payable – (Continued)

agreement, the lender was issued 12,122 total shares. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value.  We allocated $48,387 to the Promissory Note and $51,613 to the common stock.  The total value of the common stock issued was based on the closing price of our common stock on the date of the loan. The note matured on March 31, 2007, and was extended by 60 days to May 29, 2007. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered under the March 2007 PPM. Such option was exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement. The maturity date of the new note was August 31, 2007. We have extended the maturity date by notification to the lender for 60 days to October 30, 2007.

On December 26, 2006, we signed an 8% promissory note for $50,000 with a lender. The note matured on January 28, 2007. The lender was issued 400 shares of Common Stock, valued at the closing price of our common stock on the date of the loan, as a financing premium. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered in connection with the December 2006 PPM. On March 30, 2007, we signed an 8% promissory note for an additional $50,000 with the lender. The note matured on April 29, 2007. The lender had the option to convert this loan into the securities offered under the March 2007 PPM. Such options were exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement. The maturity date of the new note is August 31, 2007. We have extended the maturity date to October 30, 2007 by notification to the lender.

On December 28, 2006, we signed an 8% promissory note for $40,000 with our placement agent, Newbridge Securities. The note matured on January 27, 2007. The lender was issued 400 shares of common stock, valued at $5,100, using the closing price of our common stock on the date of the loan. On February 14, 2007, we repaid this loan in full, including interest of $427.

Note 7:  Incentive Equity and Stock Option Plan

In October 2003, we adopted a stock option plan (2003 Incentive Equity and Stock Option Plan). The purpose of the stock option plan was to increase the employees’ and non-employee directors’ interest in the Company and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors.

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. Any incentive option must provide for an exercise price of not less than 90% of the fair market value of the underlying shares on the date of such grant, and the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more that 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more that 10% of our common stock, no more than five years after the date of the grant. The board of directors shall determine the exercise price of non-qualified options.

We have reserved 200,000 shares of common stock under the plan. The board of directors, or a committee of the board of directors, will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan option to be granted, the number of shares subject to each plan option, and the plan option price.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 7:  Incentive Equity and Stock Option Plan – (Continued)

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors, and key employees of and consultants to the Company will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of the Company who are employed by us, or by any subsidiary thereof, are eligible to receive incentive options.

A summary of shares and options granted during the nine months ended July 31, 2007 and 2006 is shown below:

	2007			2006
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	2,400	—		2,400	—
Granted		—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at July 31,	2,400	—		2,400	—
Exercisable at July 31,		—			—

Available for issuance at July 31 under the plan		197,600			197,600

Note 8:  Other Common Stock Transactions

Deferred Compensation

From time to time, we grant shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods.  The value of the stock is determined by the closing market price at the date of grant. We recognized $348,465 and $47,666 in compensation expense related to these stock grants for the nine month periods ended July 31, 2007 and 2006, respectively, and recognized $151,125 and $38,666 for the three month periods ended July 31, 2007 and 2006, respectively.

Stock Compensation

From time to time, we issue stock to employees as length of service awards and performance awards. Additionally, we will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in our 2003 Incentive Equity and Stock Option Plan. For the three months ended July 31, 2007 and 2006, we issued 875 and 2,420 shares of common stock as stock compensation, respectively. The total shares issued were 2,497 and 7,527 shares for the nine month periods ended July 31, 2007 and 2006, respectively. The value of the stock is determined by the closing market price on the date vested.

Late Registration Penalty

We were unable to obtain an effective registration statement as of July 31, 2007 relating to the resale of the securities underlying our outstanding convertible debentures and other securities issued to the note holders as required by the governing documents. As a result, we have incurred monthly liquidated damages, equal to 2% of the original principal amount in common stock, based upon the average of the previous five days closing bid prices. We charged $391,966 to operations related to the late registration penalty during the three months ended July 31, 2007. We issued 71,045 shares of common stock to satisfy this liability during the three months ended July 31, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

Note 9:  Related Party Transactions

On November 1, 2002, we entered into an agreement with Mr. Guillama to purchase certain intellectual property integral to our business. In exchange, we issued a three-year installment note for $179,080 with an interest rate of 18% per annum. The price of the sale was equal to the cost the shareholder incurred to develop the intellectual property purchased. The note is payable monthly beginning January 2003. We are in technical default as we have not made scheduled payments on the note. We are accruing interest at 18% per annum monthly on the unpaid principal balance and have classified the note as current as per the agreement. The principal balance outstanding at July 31, 2007 is $88,899. We did not pay any interest during the three month or nine month periods ended July 31, 2007 or 2006. The interest accrued is $88,733 and $67,067 at July 31, 2007 and 2006, respectively.

On November 14, 2005, a shareholder advanced us $50,000. We and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock.

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our board of directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan.

On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 PPM. The loan was repaid on May 4, 2007, along with interest of $10,800. We issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement.

Note 10:  Subsequent Events

On August 1, 2007, the board of directors approved a resolution granting senior executives the option of converting up to fifty percent (50%) of the debt and accrued compensation due to each executive into the same units that will be offered in a proposed secondary offering. The remaining balance will be converted into two-year 8% notes payable by us. The notes will be payable in 24 equal monthly payments consisting of principal and interest. Two executives have accepted the option as provided, agreeing to convert $645,768 into the units.

We sold $1,550,000 in 8% Subordinated Secured Convertible Bridge Notes (Debt) pursuant to the March 2007 PPM. Each note payable matured on June 30, 2007, but was extended, without penalty, by 60 days by the placement agent to August 29, 2007. The notes have not been paid at the extended maturity date. The note holders and the lead investor in the private placement have not declared the notes in default, and we are in discussions with the lead investor to extend the extended maturity date of the notes.

On August 31, 2007, we issued an additional 21,278 shares of common stock in association with the late registration penalty. We incurred an additional charge of $154,266 to operations. See Note 6.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this prospectus. The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this prospectus.

Executive Overview

We offer business solutions for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida as well as to healthcare providers in the state, through our Community Health System, also referred to as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable them to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our network. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network.

As mandated by CMS, we have separate networks of healthcare providers covering all required medical fields and ancillary services in every county where we currently operate, each of which serves as a community-based comprehensive delivery system of care, and which we call Community Health Systems (CHS). Once CMS-compliant, we then make our county-wide CHS network of healthcare providers available to HMOs with whom we contract on a non-exclusive basis. Our network participants, whether physicians or other healthcare providers, are eligible to treat member/patients of all of our contracted HMOs and can do so without going through separate admission processes with the various HMOs.

Our network places us in the position of being the primary interface between the HMOs and the participating healthcare providers and affords us the opportunity of becoming the preferred management service provider of administrative, practice management and ancillary services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. It is a hallmark of our philosophy to provide high quality service as the link between our HMOs and our network contracted providers. By virtue of this relationship, we can relieve the healthcare providers and the HMOs of substantial administrative and repetitive burdens generally associated with the operations of a managed care enterprise and with the verification of medical credentials (credentialing) of healthcare providers that desire to participate in the HMO managed care plans, as required by CMS regulations. It also enables HMOs to establish a network of participating healthcare providers necessary to enter any new geographic market without having to interact with numerous healthcare providers or multiple service organizations.

As of July 31, 2007, our network included over 1,600 healthcare providers and operated in 26 counties in central and southern Florida. Our goal is to increase the number of healthcare providers participating in our network to 2,500 by the end of calendar year 2007 and to continue a measured rollout of additional CHSs to eventually encompass all 67 Florida counties. We believe that each new CHS represents an opportunity for HMOs that are not marketing their managed care plans in that county to expand their market by providing them ready-made or turnkey access to that county without substantial delay or start-up cost.

We were a development stage company until July 2006. From inception, we have spent over $10,000,000 building networks of healthcare providers, negotiating and signing contracts with HMOs, providing services for members of three HMO contracts and developing our business administration and support team. We have executed full risk contracts with five HMOs, three under which our provider systems are actively providing healthcare for the HMOs’ members. Under a full risk contract, we receive a monthly dollar amount (a capitated rate) for each patient that chooses one of our participating healthcare providers as his or her primary care physician. We expect that the remaining two contracts will become active in 2008-2009. A contract generally will not generate revenues until we have a complete county network of healthcare providers or a CHS (which is in compliance with the requirements of CMS) that is ready to provide comprehensive care to the Medicare Advantage patients in the specified counties and patients enrolled under the contract with participating healthcare providers in our CHS. Annually, beginning on November 15, HMOs can sign up new members who may elect to join our provider systems during an open enrollment period under a managed care plan operated under the Medicare Advantage program. Open enrollment ends March 31 of each year. This is our “window of opportunity” for new contracts to begin generating revenues on January 1 of each calendar year. Although not as predictable, other opportunities also occur at the time that a person becomes eligible to participate in a managed care plan, e.g., when he or she becomes 65 years of age or becomes disabled, when enrolled patients are transferred from another plan, when another managed care plan is terminated by CMS, or when a person moves from one service area to another. Revenues under these agreements are generally recorded in the period we are responsible to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the HMOs based on the updated health status of the member and updated demographic factors. Any change in premium from CMS to the HMO will adjust the premiums we receive from the HMO. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the HMO. The direct medical costs are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR). We commenced generating revenues under one contract in September 2005 in Volusia County, Florida, with Dade and Broward Counties added in January 2006, under the second HMO contract in December 2006, and under the third one in January 2007.

Our provider systems revenues consist of a percentage of premiums paid by CMS to the contracted HMOs on a “Per Member Per Month” (PMPM) basis. The actual percentage is negotiated with the HMO. The amount of PMPM varies depending upon the CMS premium which is influenced by a patient’s age, residing county, health profile and other factors. Management support services revenues are generated by contracting with healthcare providers to provide billing and collections services and, to a limited degree, insurance products specifically tailored to physician’s needs, such as health, life and malpractice insurance. We earn revenues from our billing and collections services by retaining a negotiated percentage of the amounts we collect. Our insurance revenues are commissions paid to us on insurance products sold. We currently operate management support services under management agreements, one of which we terminated after only one quarter in fiscal 2007. The other two will terminate September 30, 2007, unless additional arrangements are made. We intend to negotiate extensions to these contracts, but there is no assurance that we will be able to accomplish this.

Our provider systems direct costs include capitation payments to participating physicians and specialists, fee-for-service payments to non-participating physicians and specialists, payments to hospitals for in-patient and out-patient services, payments to pharmacies for prescription drugs, and the allowance for IBNR. The management support services direct costs are related to the billing companies and include salaries, benefits and claims processing costs.

We maintain a corporate office in Wellington, Florida that houses operational personnel, as well as accounting, marketing and other support staff. Occasionally, we have engaged consultants to assist on a specific project, or for a short time period. Office space rent, supplies, other general costs and depreciation expense related to office furniture and equipment costs are also included in general and administrative costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities.

We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our condensed consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical condensed consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our condensed consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our Condensed Consolidated Financial Statements. We have discussed the development and selection of our critical accounting policies and related disclosures with our Audit Committee and have identified the following critical accounting policies for the current fiscal year.

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our condensed consolidated statements the transactions of the billing companies that have been operating under management agreements under which we have taken on the profit and loss risk.

Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS No. 142) requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2006 and determined that the goodwill was not impaired. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.

Medicare Considerations

Substantially all of our provider systems revenues from continuing operations are based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through healthcare reform generally. Any changes that would limit, reduce or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

Revenue Recognition

Under our full-risk contracts with HMOs, we receive a percentage of premium or other capitated fee for each patient who chooses one of our network physicians as his or her primary care physician. Revenues under these agreements are generally recorded in the period we assume responsibility to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the HMOs based on updated health status of participants and demographic factors. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the HMO.

Under our full-risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. No contracts were considered loss contracts at July 31, 2007 because we have the right to terminate unprofitable physicians under our managed care contracts.

The majority of our revenues from management support services are generated from services provided from the billing and collections company. We receive a contractual fee based on the total claim reimbursements received by the billing company’s clients.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of July 31, 2007, the balance of IBNR allowance is $203,478. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

Normally, IBNR claims are estimated using historical claims patterns, current enrollment trends, member utilization patterns, timeliness of claims submissions and other factors. However, we have a limited amount of history to base our estimated IBNR allowance. Therefore, we are currently using an approximation based on industry experience primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense are recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.

To further corroborate our estimate of medical claims, we have used statistical data provided by the HMO for the period of January through July. We have analyzed the claims paid history to determine the Date-of-Service to Date-Claim-Paid-By-Month percentage. Applying this analysis to the last three months, our calculation resulted in a variance of less than $100 from the recorded IBNR. Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under SFAS No. 5, we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the three and nine-month periods ended July 31, 2007, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at July 31, 2007.

Share-Based Payment

Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. We elected to adopt the modified prospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in these condensed consolidated financial statements have not been restated. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Pending Adoption of Accounting Pronouncement

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of November 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., fiscal year 2009) and interim periods within those years. We have assessed the effect of this pronouncement on our financial statements, and at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009). We have assessed the effect of this pronouncement on our financial statements, and at this time, no material effect is expected.

Results of Operations

Three Months Ended July 31, 2007 as Compared to the Three Months Ended July 31, 2006

Revenues and Direct Costs

The following table presents the revenues and direct costs for the three months ended July 31, 2007 and 2006. Theses items are discussed in detail following the table.

	For the Three Months Ended July 31,
	2007	2006
Revenues
Provider systems	$861,676	$13,896
Management support services	420,952	32,782
	1,282,628	46,678
Direct Costs
Provider systems	839,852	13,896
Management support services	310,142	21,752
	1,149,994	35,648

Gross Profit	$132,634	$11,030

Revenues

Total revenues for the three months ended July 31, 2007 increased $1,235,950 compared to the three months ended July 31, 2006. During most of the 2006 Period, we were in the development stage and only earned minimal revenues of $46,678 for the period. Provider systems revenues account for approximately 67% of our total revenues for the three month period ended July 31, 2007. The $847,780 increase from the same period last year is a direct result of active contracts with three HMOs. For the three months ended July 31, 2006, we had only one HMO contract that was not at full risk and therefore generated only minimal revenues. Management support services revenues were $420,952 compared to $32,782 for the same period last year. The increase of $388,170 is the direct result of providing services under management contacts with two billing and collections companies. For the three months ended July 31, 2006, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We terminated that contract as of February 28, 2007. The management contracts with the two ongoing entities expire on September 30, 2007. Although we intend to renew these contracts, there can be no assurance that we will be able to do so or, even if we do, that such contracts will be renewed on favorable terms.

Provider systems revenues growth is dependent on the number of new members/patients that enroll in the HMO network and are assigned to our healthcare providers. Although growth has been steady through the fiscal

2007, additional growth has been limited by the fact that members cannot change HMO networks freely due to the statutory restrictions governing the Medicare Advantage plan. We anticipate growth in the number of participating providers and members during the upcoming open enrollment period commencing on November 15, 2007 through March 31, 2008. We expect that the growth in the management support services revenues will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses and joint ventures. As we develop our sales and marketing capabilities, we expect that growth in management support services revenues will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs were $1,149,994 and $35,648 for the three months ended July 31, 2007 and 2006, respectively. The increase of $1,114,346 consists of $825,956 of provider systems costs and $288,390 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 1,490 additional patient months under our HMO contracts as of the end of the 2007 Period as compared to the same period in 2006, and these new patients were enrolled with the full-risk HMOs. This amount includes $717,479 of claims paid and reserved for. An additional $122,373 was paid for reinsurance to cover excessive expenses (stop-loss insurance). The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that are under management contracts, which were incurred beginning November 2006. Their expenses include staffing costs, employee benefits, software, electronic transmission fees, claims forms and other items required to file insurance claims for physicians.

Provider systems revenues and direct costs for the three months ended July 31, 2006 were identical due to the nature of a not-at-risk arrangement with the first HMO contract. The contract stipulates that we are not-at-risk for services rendered to members as long as the membership has not crossed a threshold of 300 members. During this time, we are not paid premiums but are reimbursed for expenses paid, and there is no profit margin. When the threshold of 300 patients is reached, we will be operating at full-risk, and the transactions will be similar to the two full-risk contracts.

Gross Profit

For the three months ended July 31, 2007, the gross profit from provider systems was $21,824 or 2.5% of provider systems revenues, and the gross profit from the management support services was $110,810, or 26.3% of management support services revenues. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three months ended July 31, 2007 and 2006, respectively. These items are discussed in detail following the table.

	For the Three Months Ended July 31,
	2007	2006

Operating expenses
Salaries and employee costs	$986,297	$498,982
Consulting	93,027	98,713
Occupancy	90,633	31,609
Depreciation & amortization	26,285	12,965
Other general & administrative expenses	655,131	193,289

Total operating expenses	$1,851,373	$835,558

Non-operating expenses
Amortization of debt discount	$1,762,856	$—
Amortization of financing costs	7,522	934,956
Interest	176,253	80,501

Total non-operating expenses	$1,946,631	$1,015,457

Operating expense for the three months ended July 31, 2007 increased $1,015,815 or 121.6%. Salaries and employee costs increased $487,315 due to compensation for additional employees, annual salary increases and stock-based compensation. During the period we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Occupancy expense increased $59,024 due to the addition of the billing companies. General and administrative costs have increased $461,842 to $655,131 as of July 31, 2007. Of that amount, $391,966 is attributable to the late registration penalty incurred in association with the convertible debentures. Non-operating expenses increased $931,174 due to the amortization of debt discount and financing costs related to the debt financing.

Net Loss

Net loss for the three months ended July 31, 2007 and 2006 was $3,665,370 and $1,839,985, respectively which represented a 99.2% increase. Net loss per share was $1.89 and $1.87 for the three months ended July 31, 2007 and 2006, respectively. The majority of the increase was the attributed to costs related to the debt financing.

Nine Months Ended July 31, 2007 as Compared to the Nine Months Ended July 31, 2006

Revenues and Direct Costs

The following table presents the revenues and direct costs for the nine months ended July 31, 2007 and 2006, respectively. These items are discussed in detail following the table.

	For the Nine Months Ended July 31,
	2007	2006
Revenues
Provider systems	$1,268,253	$22,640
Management support services	1,247,884	32,782
	2,516,137	55,422
Direct Costs
Provider systems	1,212,251	22,640
Management support services	898,275	21,752
	2,110,526	44,392

Gross Profit	$405,611	$11,030

Revenues

Total revenues for the nine months ended July 31, 2007 (the 2007 Period) increased by $2,460,715 from the nine months ended July 31, 2006 (the 2006 Period). During most of the 2006 Period, we were in the development stage and only earned minimal revenues of $55,422 for the period. The increase in the 2007 Period was due to a combination of commencing the management support services business and increasing the number of members associated with three HMO contracts. We began offering billing and collections services in November 2006 and, as a result, earned management support services revenues of $1,247,884 in the 2007 Period: $34,291 from one agreement that was in effect from November 2006 through February 2007 and $1,213,593 from two agreements that went into effect in December 2006, both of which are due to expire on September 30, 2007. Although we believe we will be able to renew or extend these management agreements, there is no assurance that we will be able to do so or that the new terms will be as favorable as the existing terms. Provider systems revenues of $1,268,253 account for approximately 50% our total revenues in the 2007 Period and reflect capitated fees from two HMOs and reimbursement of primary care physician costs on the third HMO.

Provider systems revenues growth is dependent on the number of new members/patients that enroll in the HMO network and are assigned to our healthcare providers. Although growth has been steady through the 2007 Period, additional growth has been limited by the fact that members cannot change HMO networks freely due to the statutory restrictions governing the Medicare Advantage plan enrollment and membership. We anticipate growth in the number of participating providers and members during the upcoming open enrollment period commencing November 15, 2007 through March 31, 2008. We expect that the growth in the management support services revenues will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses and joint ventures. As we develop our sales and marketing capabilities, we expect that growth in management support services revenues will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs were $2,110,526 and $44,392 for the nine months ended July 31, 2007 and 2006, respectively. The increase of $2,066,134 in the 2007 Period primarily relates to $1,189,611 of provider systems costs and $876,523 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 2,000 additional patient months under our HMO contracts as of the end of the 2007 Period as compared to the same period in 2006, and these new patients were enrolled with the full-risk HMOs. This amount includes $1,055,680 of direct costs paid. An additional $156,571 was paid for reinsurance to cover excessive expenses (stop-loss insurance). The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that are under management contracts, which were incurred beginning November 2006, Their expenses include staffing costs, employee benefits, software, electronic transmission fees, claims forms and other items required to file insurance claims for physicians.

Provider systems revenues and direct costs for the 2006 Period are the same due to the nature of a not-at-risk arrangement with the first HMO contract. The contract stipulates that we are not-at-risk for services rendered to members as long as the membership has not crossed a threshold of 300 members. During the 2006 Period, we were not paid premiums but instead were reimbursed for expenses paid. As a result there was no profit margin. When the threshold of 300 patients is reached, we will be operating at full-risk, and the transactions will be similar to the two full-risk contracts.

Gross Profit

For the 2007 Period, the gross profit from management support services was $349,609, or 28.0% of management support services revenues, and the gross profit from the provider systems was $56,022, or 4.4% of provider systems revenues. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the nine months ended July 31, 2007 and 2006. These items are discussed in detail following the table.

	For the Nine Months Ended July 31,
	2007	2006

Operating expenses
Salaries and employee costs	$2,336,282	$1,314,879
Consulting	321,492	180,971
Occupancy	267,042	65,875
Depreciation & amortization	74,543	34,171
Other general & administrative expenses	1,234,610	435,318

Total operating expenses	$4,233,969	$2,031,214

Non-operating expenses
Amortization of debt discount	$3,789,747	$—
Amortization of financing costs	749,755	1,012,508
Interest	344,521	118,752

Total non-operating expenses	$4,884,023	$1,131,260

Operating expense for the 2007 Period increased $2,202,755 or 108.5%. Salaries and employee costs increased $1,021,403 due to compensation for additional employees, annual salary increases and stock-based compensation. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Additional increases totaling $1,140,980 were incurred for consulting fees, occupancy and general and administrative expenses because in the 2007 Period, we paid higher occupancy costs than in the 2006 Period on the new larger office space for our corporate offices, two “virtual” offices in Tampa and Orlando, and an office established for provider representatives in Miami-Dade County. In addition, in the 2007 Period, we executed management agreements with three billing and collections companies under which we agreed to assume full profit and loss risk and, as a result, incurred occupancy expenses for their offices in Orlando and Miami. General and administrative costs increased by $799,292, of which $391,965 was attributable to additional financing costs, primarily in late registration fees on Bridge Shares; and $114,070 in provider systems costs related to travel, credentialing and postage expenses. Non-operating expenses increased $3,752,763 due to the amortization of debt discount and financing costs related to the debt financing.

Net Loss

Net loss for the nine months ended July 31, 2007 and 2006 was $8,712,381 and $3,151,444, respectively which represented a 176% increase. Net loss per share was $5.36 and $3.32 for the nine months ended July 31, 2007 and 2006, respectively. This majority of the increase was attributed to costs related to the debt financing.

Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals. Furthermore, if we are unable to raise additional funds, we may be required to modify our growth and development plans, and may be forced to severely limit development operations.

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception through July 31, 2007, we have incurred a net loss from operations of more than $10.1 million and a total net loss of more than $16.8 million. Our operations will not become profitable in the fiscal year ending October 31, 2007.

As of July 31, 2007, our principal sources of liquidity were cash and cash equivalents of $1,046,129, which were available to us as a result of a series of bridge loan transactions between August 2006 and May 2007 in the principal amount of $6,050,000 and other notes payable. We also drew down on a $300,000 credit line from High Capital Funding, LLC with two credit limit increases totaling an additional $150,000, all of which have been paid off and the credit line terminated.

We had a working capital deficit as July 31, 2007 of $7,560,070 as compared to a working capital deficit of $2,560,000 at July 31, 2006, which represents an increase of $5,000,000. The increase in the working capital deficiency was primarily due to the issuance of 8% Subordinated Secured Convertible Bridge Notes (Debt) relating to the sale of Bridge units during fiscal 2006 and fiscal 2007. Our working capital needs over the past year have been met from the issuance of notes payable and the issuance of the debt securities. As of July 31, 2007, we have a total of $6,050,000 in principal amount of debt outstanding, none of which was paid by the respective original maturity dates. The note holders, including the lead investor, have not declared the Debt to be in default, and we are in discussions with the lead investor to extend the respective maturity dates. At the option of the note holders, the Debt may be converted into unregistered securities otherwise identical to the securities to be sold in the pending secondary offering at 70% of the offering price, or be paid from net proceeds of the offering. As of the date hereof, we do not have any indications as to how much of such Debt will be converted under the terms of the notes. If we are unable to repay these obligations, obtain waivers of events of default, or forbearance of remedies under the terms of the Debt, or the lenders do not elect to convert the Debt, we could be required to forfeit all of our assets pursuant to the Security Agreements we have entered into with the note holders.

In addition, we believe that the 60-day extension of the maturity date of the 8% Subordinated Secured Convertible Bridge Notes (Debt) issued in connection with the December 18, 2006 PPM from the original date of June 30, 2007 to August 29, 2007 was not properly executed and the placement agent’s 60-day extension notice to us and to the holders of the notes was not effective. The notes not paid by the original maturity date are deemed to be in default, which caused the interest on the notes to increase from 8% to 18% per annum. In the event the notes were not paid by the original maturity date, a default may be called by holders of at least 50% of the aggregate principal amount of the Debt then outstanding, including the lead investor, High Capital Funding, LLC. We have not received a notice of default and are in discussions with all note holders to extend the maturity dates of all convertible debentures.

We have been dependent upon private capital to meet our short and long-term cash needs. We expect to continue to experience negative cash flow from operating activities through at least the next twelve months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We have sufficient cash and cash equivalents to maintain our operations at the current level through the middle of October 2007, after which period we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We also have to meet our obligations to repay Debt in the amount of $6,050,000, plus interest. We have plans to raise additional funds, which are discussed below; however, there can be no assurance that our plans will be successful. We also may need to raise additional financing if our business strategy is not successful, and we do not achieve positive cash flow from operating activities, or should we acquire one or more companies, technologies or assets.

Financing Activities

Net cash provided by financing activities for the nine month period ended July 31, 2007 was $3,428,276. The cash required to operate our business has been provided by debt financing. During the period, we sold $1,550,000 in 8% convertible debentures. The total repayment of our debt during the period was $1,123,411, which included the payment in full of the credit line, which has expired. We have relied on the issuance of debt and the sale of equity to fund our infrastructure and operations since our inception. As we expand our provider systems and management support services, additional cash will be required.

We will need to raise additional funds to finance our future capital needs. Currently, we have enough cash and cash equivalents to maintain our operations at the current level through the middle of October 2007, after which period we will require additional financing for acquisitions relating to the expansion of our provider systems, the implementation of our technology solutions and expansion of our management support services. We have executed a non-binding letter of intent with an investment banker contemplating a secondary public offering of our equity securities in the fourth quarter of calendar year 2007. If the offering is concluded as currently contemplated, it would provide for the repayment of most of our debt and provide the working capital to sustain our operations for at least twelve months. There can be no assurance that the offering will be concluded. Our development plan includes the identification of, negotiation with, and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive management support services. We expect to secure financing for any such acquisition by selling common and/or preferred shares or issuing debt or notes. We are not currently in any negotiation with any acquisition candidate.

There is no assurance that we will be able to execute on our plans. To continue our operations and complete the implementation of our current business plan, we will require significant additional long-term financing. There are no assurances that such financing will be available, or if available, it will be on terms acceptable to us. Any financing may result in significant dilution.

Operating Activities

Net cash of $2,385,515 was used in operating activities for the nine-month period ended July 31, 2007 compared to $1,324,627 for the nine-month period ended July 31, 2006. The increase of $1,060,888 was primarily due to an increase of approximately $985,000 of employee cost, an increase of approximately $335,000 of outside services related to the billing companies, an increase of approximately $160,000 of additional rents, and an additional $160,000 in management fees.

Investing Activities

Net cash of $28,709 was used for investing activities for the nine-month period ended July 31, 2007 compared to $38,164 for the nine-month period ended July 31, 2006. Net cash for investing activities primarily relates to the purchase of furniture and equipment.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 3.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the Certifying Officers), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period. The management’s evaluation included a determination that the noted deficiencies did not result in any material errors in our financial statements for the subject period.

The Certifying Officers concluded that additional personnel are required as disclosed in our Amended Annual Report on Form 10-K/A filed with the Securities Exchange Commission. We determined to take appropriate actions to enhance the effectiveness of our controls and procedures. We are in the process of identifying and adding the additional personnel to be assigned directly to financial reporting and disclosure to ensure the timely and accurate preparation of our financial reports required under the Exchange Act. As of the date of this report, we have hired a controller to be assigned directly to financial reporting and disclosure to ensure the timely and accurate preparation of our financial reports required under the Securities and Exchange Act of 1934, as amended.

In addition, our management designed the following steps to be implemented and then monitored for effectiveness:

•

requirement that all complex non-routine transactions during any period be researched and detailed in written memoranda with potential related disclosure requirements and reviewed by senior management;

•

implementation of enhanced preparation and review procedures of our disclosure controls and procedures by hiring of additional outside accounting and SEC reporting consultants on an interim basis, and through additions of senior staff positions to our internal accounting staff;

•

implementation of a program of continuing education for our accounting personnel to enhance their training in the public company accounting and reporting matters; and

•

continued review of our disclosure controls and procedures by our outside auditors.

Although we began to implement some of the steps identified above to enhance the effectiveness of our controls and procedures, the Certifying Officers determined that we would require additional time to implement and test the effectiveness of our controls and procedures and that the controls and procedures could not be certified as effective as of the most recent quarterly report and to provide appropriate orientation and training in our existing business processes and systems which impact our financial reporting. In addition to implementing and testing the measures listed above, we will continue to evaluate our disclosure controls and procedures, and to seek to implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of our maturing as a public company, any changes in the nature of our business and any rapidly changing environment, and improve them.

During the period ended July 31, 2007, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceedings nor are we aware of any pending legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his/her/its intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes of the Company. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering.

On March 29, 2007, we issued a private placement memorandum (March 2007 PPM) to raise $1,550,000 by selling 31 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) that matured on June 30, 2007 and 6,061 shares of common stock (Bridge Shares). Each note payable matured on June 30, 2007, but could be extended by 60 days by the placement agent. Prior to the closing of a secondary public offering holders of Bridge Shares have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of up to $1,550,000 of securities identical to the units being offered in that secondary offering. Principal and interest on the Debt can be converted into securities offered in the pending secondary offering at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. We agreed to file a registration statement for the bridge shares and the conversion shares by July 31, 2007. We were subject to a late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing price bid prices (as reported on Bloomberg) if a registration was not filed by July 31, 2007. The Debentures were secured by all the assets of the Company subject to the senior security rights of the investors in the interim bridge and the holders of the August 2006 notes and December 2006 notes. This private placement ended on May 7, 2007 and 31 units were sold. The placement agent received a fee and reimbursement of expenses totaling $224,121, plus one 5-year warrant to purchase 18,786 shares of our common stock at a price of $8.25 per share (valued at $154,985 using the Black Scholes method). We received $1,416,000 in cash and the remaining balance was converted into Interim Bridge Notes of $134,000 for a total of $1,550,000. We allocated the proceeds from the sale of units ($1,550,000) as follows: (1) $817,887 to the convertible debt, (2) $381,592 to the shares, and (3) $350,520 to the beneficial conversion feature.

On May 7, 2007, two lenders, with loans totaling $100,000 each, converted their loans in accordance with the terms of the March 2007 PPM, which resulted in the issuance of $200,000 in 8% convertible debenture and 24,244 shares of common stock. Each note payable matured on July 31, 2007, and could be extended by 60 days by the Company. Prior to the closing of a Secondary Public Offering, holders of Bridge Shares shall have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of Public Offering Units. Principal and interest on the Debt may be converted into certain future sale of our security at a conversion price equal to 70% of the offering price.

Item 3.

Defaults Upon Senior Securities

We sold $1,300,000 in 8% Subordinated Secured Convertible Bridge Notes in conjunction with the August 2006 PPM. Each note payable matured on March 31, 2007, but was extended, without penalty, by the placement agent to May 29, 2007. The notes, not paid in accordance with their terms and provisions by the original maturity date, were deemed in default, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective May 29, 2007. The notes have not been paid at the extended maturity date. The note holders and the lead investor in the private placement have not declared the notes in default, and we are in discussions with the lead investor to extend the extended maturity date of the notes.

We sold $3,000,000 in 8% Subordinated Secured Convertible Bridge Notes in conjunction with the December 2006 PPM. Each note payable matured on June 30, 2007. We believe that the 60-day extension of the maturity date to August 30, 2007 was not properly executed and the placement agent’s extension notice to us and to the holders of the note was not effective. The notes, not paid in accordance with their terms and provisions by the original maturity date, were deemed in default, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective June 30, 2007. In the event the notes are not paid by the maturity date, a default may be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. As of the date hereof, the note holders and the lead investor have not declared the notes in default. We are in the process of seeking waivers and forbearances of the default and penalty provisions under the notes and related agreements with the note holders. If we are unable to repay these obligations, or obtain waivers of events of default and penalties as of August 31, 2007 or forbearance to seek remedies under the terms of the notes, or the lenders do not convert into the our equity securities, we could forfeit all of our assets.

We sold $1,550,000 in 8% Subordinated Secured Convertible Bridge Notes (Debt) in conjunction with the March 2007 PPM. Each note payable matured on June 30, 2007, but was extended, without penalty, by the placement agent to August 29, 2007. The notes were not paid at the extended maturity date. The note holders and the lead investor have not declared the notes in default, and we are in discussions with the lead investor to extend the extended maturity date of the notes.

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

Date: September 19, 2007

THE QUANTUM GROUP, INC.

BY:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President