Form 10KSB
period 2007-10-31
QUANTUM GROUP INC /FL
filed 2008-02-13
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-KSB

———————

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended October 31, 2007

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

Revenues for the most recent fiscal year: $4,565,140

The aggregate market value of the Registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $15,021,248 (computed using the closing price of $2.00 per share of Common Stock on January 30, 2008, as reported by AMEX, based on the assumption that directors, officers and more than 5% stockholders are affiliates).

There were 8,819,829 shares of the registrant’s Common Stock, par value $.001 per share, outstanding on January 30, 2008.

Documents Incorporated by Reference.

None

Transitional Small Business Disclosure Format.

Yes  ☐    No  ☒

General

Unless other wise indicated or the context otherwise requires, all references in the Form 10-KSB to “we”, “us”, “our”, “Quantum” or the “Company” refer to The Quantum Group, Inc. and its consolidated subsidiaries. All references to a “Fiscal” year refer to our fiscal year which ends October 31. As used herein, Fiscal 2007 refers to the fiscal year ended October 31, 2007, Fiscal 2006 refers to fiscal year ended October 31, 2006 and Fiscal 2005 refers to the fiscal year ended October 31, 2005.

———————

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect us is frequently detailed in our Company reports filed with the Commission. This Report contains “forward-looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Form 10-QSB, Form 8-K, Form 14A or 14C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could materially differ from those indicated in the forward-looking statements.

The Quantum Group, Inc.

FORM 10-KSB FOR THE YEAR ENDED OCTOBER 31, 2007

TABLE OF CONTENTS

PART I

Item 1.     Description of Business

1

Item 2.     Description of Property

18

Item 3.     Legal Proceedings

18

Item 4.     Submission of Matters to a Vote of Security Holders

18

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

and Small Business Issuer Purchases of Equity Securities

19

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 7.     Financial Statements

30

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

30

Item 8A.  Controls and Procedures

30

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance with Section 16(a) of the Exchange Act

32

Item 10.   Executive Compensation

35

Item 11.   Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

39

Item 12.   Certain Relationships and Related Transactions, and Director Independence

41

Item 13.   Exhibits

45

Item 14.   Principal Accountant Fees and Services

46

SIGNATURES

48

INDEX TO FINANCIAL STATEMENTS

F-1

PART I

Item 1.

Description of Business

Introduction

The Quantum Group, Inc. is headquartered in Wellington, Florida. We believe we are positioned to develop, deploy and capitalize on new business, service and technology models specifically focusing in the healthcare industry. Our business model integrates services encompassing a broad range of functionality and information indispensable to providers, patients and payers.

Our business model is to become Florida’s leading provider of consulting and outsourcing services for the healthcare industry in three complementary areas: providing leading edge healthcare to consumers through our healthcare delivery system; supplying management support services for healthcare providers, health maintenance organizations (HMOs), healthcare facilities and physician associations; and leveraging technology (including patent pending business process initiatives) to create a more effective and responsive healthcare system.

To serve the various business requirements, The Quantum Group is organized into three distinct yet integrated operating divisions:

•

Renaissance Health Systems (RHS)

•

Quantum Medical Support Services (QMSS)

•

Quantum Innovations (QI)

The foundation of our business model is the healthcare providers who have joined our Community Health Systems in each of the 26 Florida counties in which we currently operate. This component of our model is supported by the full-risk contracts we have negotiated with five HMOs; three of which are currently providing services for the members of these HMOs, and the other two of which are expected to begin generating revenues early 2008 and 2009. Further, we have developed a shared services structure. This offers providers, payers and patients a common set of resources at optimized low cost and high quality. As a shared services resource, we can make available to providers electronic billing, records and scheduling services, to name a few, at costs not offered by most organizations. The same information can be directed and provided to patients to enable them to become more active participants in their own health and wellness. Subsets of this information can be provided to payers in standard electronic format for effective reconciliation and management.

As a shared services company, we derive leverage from a critical mass of resources (employees, infrastructure, the large number of providers engaged in our Community Health Systems), expertise attributable to our experienced team (skills, processes), aggregation of technology and an information base that can derive intelligence value. Our Company will perform many of the functions that physicians cannot afford or do not have the time to effectively do themselves. This provides the skill execution and cost base that allows physicians to concentrate on patient care (not the administrative process).

Current highlights of the Company include and are not limited to:

•

We have secured contracts with and credentialed over 1,800 healthcare providers in 26 Florida counties;

•

We have filed five provisional business process patents with the United States Patent and Trademark office for the chronologies that reflect and underscore the comprehensive approach of the Company to the healthcare industry

•

We have negotiated full-risk contracts with five health maintenance organizations; three of which are currently providing services for members of those HMOs, the remaining two are expected to generate revenues beginning in early 2008 and 2009;

•

We have begun to offer management support services, including billing and collections and a variety of insurance and financial products specialized for physicians;

•

We expect to begin marketing additional services in early 2008, including medical staffing, payroll support services, group purchasing and physician receivable financing, electronic medical records and other technology systems to our billing customers;

•

RHS will continue to expand our provider network, by increasing the number of total healthcare providers participating to a goal of 2,500 by the end of 2008, developing a new Community Health System (CHS) in each of the targeted counties of Florida. Further, in the prior developed CHS counties, RHS will continue to add providers to create a fully marketable network; and

•

RHS expects to add two or three more HMO contracts and expand its credentialing services to hospitals and other organizations.

QI and Quantum subsidiary Quantum Medical Technologies, Inc. (QMT)  are developing technology solutions to support the efforts of RHS and each of the shared services companies to provide expanded communications, low cost technology services, greater information storage and data mining.  Internally, the support companies will be fully integrated into the corporate systems, ensuring proper safeguards and controls are in place. QMT also provides in-house web services for use in developing and maintaining web sites for RHS and Quantum needs and several county medical associations.

U.S. Healthcare Industry

Current healthcare spending in the United States accounts for 16% of the nation’s gross domestic product (GDP).1 Healthcare has been the only net growth sector over the last 10 years as healthcare spending has risen from 13.7% (1995) of GDP to 16% (2005) while housing, food, technology, auto and defense have remained flat as a percentage of GDP.2 This represents an average of over $6,697 for each person in the United States.3 By 2015, total healthcare spending is projected to reach $4 trillion or 20% of GDP.4

In its February 2007 report, the Centers for Medicare & Medicaid Services (CMS) estimated that healthcare spending in the United States was $2 trillion or approximately 17% of the GDP in 2006 and would grow to $4 trillion, or 20% of the GDP, by 2016. In the United States, healthcare outlays have grown faster than the consumer price index. According to CMS, healthcare outlays are projected to grow at a rate of 6.4% annually between 2007 and 2016. The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong usage of prescription drugs and the aging baby-boomer demographic, under Medicare Part D.

Medicare & Medicare Advantage

Medicare benefits totaled $374 billion in 2006 and, as a portion of the nation’s GDP, are expected to rise from 2.7% in 2005 to 4.7% in 2020.5 Medicare offers beneficiaries the option to receive care through private insurance or managed care plans. These private insurance options are part of Medicare Part C, which is now referred to as Medicare Advantage. These plans are gaining popularity due to their lower out-of-pocket costs and access to a greater number of covered services. Most plans cover prescription drugs.

The Medicare program has four primary components:

•

Medicare Part A covers fee for service benefit inpatient hospital, skilled nursing facility and hospice care. All citizens of the United States are automatically enrolled in Medicare Part A upon reaching the age of 65;

•

Medicare Part B is optional fee for service benefit and is financed largely by monthly premiums paid by individuals enrolled in the program and the U.S. government. Medicare Part B covers almost all reasonable and necessary medical services, including doctors’ services, laboratory and x-ray services, durable medical equipment (i.e., wheelchairs and hospital beds), ambulance services, outpatient hospital care, home healthcare, blood and medical supplies. Participants often have the Medicare Part B monthly premium automatically deducted from their Social Security check;

———————

Centers for Medicare & Medicaid Services, Office of the Actuary: Data from the National Health Statistics Group. National Health Expenditures Aggregate, Per Capita Amounts, Percent Distribution, and Annual Percent Change by Source of Funds: Calendar Years 2005-1960.

2

Bureau of Economic Analysis. Table 1.5.5. Gross Domestic Product, Expanded Detail. (December 21, 2006).

3

CMS Releases U.S. Health Spending Estimates Through 2005. (January 9, 2007).

4

National Health Care Expenditures Projections: 2005-2015. (February 2006).

5

The Henry J. Kaiser Family Foundation. (February 2007). Medicare: Medicare at a Glance.

•

Medicare Part C is an alternative to the traditional fee-for-service Medicare program. In geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C, formerly known as Medicare Choice and now known as Medicare Advantage; and

•

Medicare Part D, first available in 2006, permits every Medicare recipient to select a prescription drug plan. Medicare Part D replaces the transitional prescription drug discount program and replaces Medicaid prescription drug coverage for dual-eligible beneficiaries.

Individuals who elect to participate in the Medicare Advantage program receive greater benefits than traditional fee-for-service Medicare beneficiaries, which benefits may include eye exams, hearing aids and routine physical exams. Out-of-pocket costs for the Medicare beneficiary may also be lower. However, in exchange for these enhanced benefits, customers are generally required to use only the services and provider networks offered by the Medicare Advantage plan. This participation of private health plans in the Medicare Advantage Program under full-risk contracts began in the 1980s and grew to approximately 6.9 million customers in 1999. According to information provided by the Henry J. Kaiser Family Foundation, after a drop to approximately 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to approximately 8.3 million as of February 2007. Also, since 2003, the number of Medicare Advantage plans in the United States has increased from 285 to 604 as of February 2007. Medicare Advantage plans contract with CMS to provide benefits that exceed those offered under the traditional fee-for-service Medicare program by at least 30% in exchange for a fixed premium payment per member per month from CMS. The monthly premium varies based on the county in which the customer resides, as adjusted to reflect the customer’s demographics and the individual customer’s health status.

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ customers. CMS has phased in a risk adjustment payment system, originally implemented as part of the Balanced Budget Act of 1997 and modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005 and 75% in 2006, and increased to 100% in 2007. The risk adjusted payment model bases the CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s customers average gender, age and disability demographics.

The Medicare Modernization Act

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the Medicare Modernization Act (MMA), provided sweeping changes to the Medicare program. The MMA increased the amount paid to Medicare Advantage plans and expanded Medicare beneficiary healthcare options. We believe that the changes enacted by the MMA have enabled Medicare Advantage plans to offer more attractive and comprehensive benefits and increase preventive care to its customers, while also reducing out-of-pocket expenses for beneficiaries. We further believe that these changes will encourage increased enrollment in Medicare managed care plans in the upcoming years.

In addition to increasing the rates payable to Medicare Advantage plans from CMS, the MMA, among other things, (i) added the Medicare Part D prescription drug benefit beginning in January 2006, (ii) implemented a competitive bidding process for the Medicare Advantage Program and (iii) provided a limited annual enrollment period.

Enrollment Period

Since 2006, Medicare beneficiaries have been restricted to a defined enrollment periods in which they can select a Medicare Advantage plan, a stand-alone Prescription Drug Program (PDP) or traditional fee-for-service Medicare coverage. As of November 2006, the annual enrollment period for a stand alone PDP is November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs November 15 through March 31 of the subsequent year. Enrollment prior to December 31 is generally effective as of January 1 of the following year, and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 years of age during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during the year. In addition, in certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans. Further, certain individuals who receive both Medicare and Medicaid benefits (known as dual eligibles) have no defined enrollment period and may change plans at any point.

The Florida Medicare Advantage Market

Florida has the second largest Medicare population in the U.S. with an estimated 3.1 million Medicare eligible beneficiaries. At December 31, 2006, Florida’s Medicare Advantage penetration was 22% of Medicare-eligible beneficiaries. According to the Florida Office of Economic and Demographic Research, Florida’s Medicare eligible population is expected to grow from approximately 2.8 million per the 2000 census to almost 5.0 million by 2020.

According to CMS, the number of enrollees in PDPs as of January 16, 2007 was approximately 10.98 million, compared to approximately 10.37 million in June 2006, an increase of 5.9%. Medicare Advantage-Prescription Drug enrollment increased to approximately 6.65 million from 6.04 million, a 10% increase over the same period, while Medicare-Medicaid dual eligible enrollment increased to approximately 6.27 million nationwide from 6.07 million during this same period.

Our Business Model and Strategy

Our subsidiary, Renaissance Health Systems, Inc. (RHS), operates our network of healthcare providers and physician groups. Our network consists of a series of county-wide networks (sometimes collectively referred to as our network), which we call Community Health Systems (CHS). As of January 2008, our network included over 1,800 healthcare providers and operates in 26 counties in central and southern Florida. Our goal is to increase the number of healthcare providers participating in our network to 2,500 by late 2008. We will continue to expand our network by increasing the number of contracted healthcare providers in our existing CHS and developing a new CHS in each of our targeted Florida counties. Our business plan includes a rollout of additional Florida counties based on county demographics and other relevant factors. Our current goal is to have a CMS-compliant CHS in all 67 Florida counties operational by January 2011, although we cannot guarantee that we will be able to accomplish this goal in that time frame. We believe that each new CHS represents an opportunity for HMOs that are not marketing their managed care plans in that county to expand their market by providing them turnkey access to that county without significant delay or start-up cost.

For each CHS, we are required to have a minimum number of physicians and other providers in specific CMS-mandated areas of medical care and specific ancillary services facilities. We contract with individual physicians and physician groups, as well as ancillary facilities, such as laboratories, pharmacies and diagnostic centers, among others. Under our contracts with our healthcare providers, our physicians and other providers are contractors rather than employees. We pay our primary care physicians capitated fees and when specialists or ancillary facilities are used by the covered patients, we pay a pre-negotiated fee, depending on the specialty or the type of facility. In addition to acting as a revenue source for our network providers, we act as a liaison between our network providers and our HMOs, thereby relieving the healthcare providers of many of the administrative burdens that are associated with managed care operations. Under our contracts, any participant in our network is eligible to provide medical services to the member/patients of any of our HMOs operating in the county in which the provider is located.

We currently have five executed contracts with HMOs and are generating revenues under three of these contracts. All but one contract was “full risk” at the outset, while our first contract was designed to be a “not at risk” agreement until the point at which there were 300 HMO member/patients using our network providers as their primary care physicians. Beginning October 1, 2007, all three of our contracts generating revenues are at full risk. Under a full-risk contract, we are responsible for covering the direct costs of medical care for each covered patient, subject to a stop-loss ceiling we negotiate with each HMO. This limits our exposure to catastrophic claims from a single patient for the year of care once we incur a certain amount of cost. Once the limit is reached, we are no longer responsible for the expenses of medical care provided to that patient. The stop-loss ceilings vary by HMO. In general, we are charged a negotiated monthly rate that is deducted from the capitation we receive from the HMO. The stop loss thresholds are between $35,000 and $50,000 for a single patient for any one calendar year.

Our model allows for contracts with multiple HMOs in order to leverage the continued growth and value of our network. The terms of our active contracts require that we establish and maintain a CHS in specified Florida counties. The contracts vary by the type of delivery system, the capitation setups and membership criteria. We intend to enter into additional HMO agreements, which generally will be for a one-year term and subject to annual negotiation of rates, covered benefits and other terms and conditions. HMO agreements are often negotiated and executed in arrears.

The direct medical costs reported are a combination of actual medical costs incurred plus a reserve for future medical costs incurred but not reported, which is referred to as expenses incurred but not recorded (IBNR). Pursuant to our HMO contracts, we receive a monthly dollar amount for each patient who chooses one of our contracted healthcare providers as his or her primary care physician. This is known as a capitated fee. The capitated fee that we receive is a fixed fee, based on a percentage of the premium that the HMO receives. The percentage negotiated is different with each HMO, and the fee we collect further varies, depending on the age, health profile and other factors relevant to each specific patient. If a patient sees a specialist or receives services at an ancillary service facility, in general we pay a pre-negotiated fee, based on a percentage of Medicare’s allowable rate.

There is a built-in time delay between execution of a contract and our ability to earn revenues under that contract. A contract generally will not generate revenues until we have a county-specific, CMS-compliant, complete network of healthcare providers that is ready to provide comprehensive medical care to the Medicare Advantage patients, the HMO has received CMS certification to operate in specific counties with our network of providers, and patients have enrolled in the HMO and selected healthcare providers in our network. This start to the revenue cycle can take up to twenty-four months. Our “window of opportunity” for contracts to begin to generate revenues generally coincides with the open enrollment period under a managed care plan operated under the Medicare Advantage program, which is between November 15 and March 31 of each calendar year.

Part of our responsibility under our current HMO contracts is to certify providers’ credentials. Our credentialing department commenced operations in September 2005. Credentialing is part of the underwriting process that the healthcare provider undergoes to participate in our network and is required by the Medicare Advantage program. We must comply with all regulatory requirements and strict guidelines to which the HMO is subject under the rules and regulations of the Florida Agency for Health Care Administration (AHCA) and CMS. RHS uses National Committee for Quality Assurance (NCQA) standards , procedures and software to manage this process. We have also established a Medical Credentialing Committee for the purpose of making recommendations to approve or deny provider participation in our network. The Medical Credentialing Committee is made up of practicing licensed Florida physicians. HMOs perform periodic routine audits in accordance with their internal schedule to ensure our compliance.  The Company has been assigned by HMOs to perform the physician credentialing on their behalf as a “delegated credentialer”.

By contrast, when a physician contracts directly with several HMOs, each HMO has its own, unique credentialing process with which the provider must comply. By participating in our network, the physician only has to complete one credentialing application and undergo one credentialing process regardless of how many HMOs he or she participates in through our network. By performing the credentialing through RHS, we have the ability to expedite and control the processing time when the HMO submits a specific county to CMS for approval. In addition, it enables us to add providers without the HMO involvement.

We began generating revenues under one HMO contract in September 2005 in Volusia County, Florida, followed by Dade and Broward Counties in January 2006. The second and third HMO contracts began generating revenues in December 2006 and January 2007, respectively. We expect that the two remaining contracts will begin generating revenues in each of Fiscal 2008 and Fiscal 2009. In Fiscal 2007, provider systems revenues, which are the revenues we earn from our network providers treating the HMO patients, accounted for approximately 60.9% of our total revenues. However, by Fiscal 2008, we expect that a higher percentage of our revenues will be derived, directly or indirectly, from the medical services provided by our network healthcare providers to patients enrolled in Medicare Advantage managed care plans.

Management Support Services

We provide management support services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups and other providers of medical services in the state of Florida. We began offering management support services in November 2006 and are methodically building a core group of management support services we believe will be attractive to medical service providers. The management support services we currently make available include the following:

•

Medical billing and collections services which may include electronic medical records, as well as electronic prescription writing, practice management tools and transcription, all integrated and marketed under the QMed Solutions system; and

•

Insurance Products and Services – such as malpractice, health and life and disability all integrated and marketed under The Quantum Agency, Inc.

Our subsidiary, QMed Solutions, Inc. (QMS) – Comprehensive Patient Managementsm, d/b/a QMed BILLING, Inc. (QMB), offered medical billing and collection services to healthcare providers and hospitals throughout Florida through two management agreements with a Florida-based billing and collection company serving the southern and central Florida regions. Under these agreements, we ran the operations of the billing company and accept all of the risks of ownership. We charged for our billing and support services based on a percentage of the claims we collected. The termination date on these agreements was December 31, 2007.  The two billing and collection companies have contributed $1,771,664 in revenues and produced a loss of $305,184 for the fiscal year ended October 31, 2007. We plan to continue to seek potential acquisitions of medical billing companies to complete certain portions of our strategic plan and anticipate we will be able to acquire a billing and collection company by middle to the end of Fiscal 2008.

QMS uses an electronic processing system to process claims and collect payments. QMS is able to service any account in Florida from one of our two operation centers. In January 2007, QMS began marketing the combined solutions of electronic medical records (EMR) and billing. QMS services include:

•

processing physician-prepared medical claims;

•

electronically forwarding the claim to the appropriate payer (insurance, government, private);

•

recording collections from all sources and preparing account receivable reports for the physician;

•

preparing encounter reports, i.e., the record of each service received or performed for a patient to CMS;

•

invoicing for patient portion of charges;

•

collecting fees;

•

following up on denials and re-filing of claims;

•

interfacing with payers regarding claim issues;

•

advising healthcare providers as to coding requirements and regulation/rate changes;

•

providing an audit trail if the physician uses the EMR/Billing solution; and

•

providing accumulation and preparation of data for the Physician Quality Reporting Index (PQRI).

In August 2007, we began offering insurance products to healthcare providers, through our agency, The Quantum Agency (TQA), on a commission basis. Although this portion of our business does not represent a significant source of revenues yet, we are in the early stages of building a suite of support services and products that we intend to make available to healthcare providers on an ala carte basis in the future, and our insurance products will be included in the mix of such services and products.  TQA contracted with WEF, Inc. to provide access to over 300 insurance programs.

Future Services

Renaissance Services

In 2008, we plan to begin providing hospital care services through our subsidiary, Renaissance Hospital Associates, Inc. (RHA). This part of our business will coordinate all aspects of a patient’s hospitalization, from admission to release, through the use of physicians dedicated to handling in-patient care. We believe that RHA will be a key component of our comprehensive enterprise system as an added measure towards controlling costs and redundancy. This service is designed to alleviate the time demands on primary care physicians imposed by rounds and the continual monitoring that is required to provide effective and efficient patient care during a hospitalization. Further, RHA will manage the communications and coordination of data transfer and treatment costs to the PCP to ensure the integrity of each patient’s health records. Additionally, part of RHA’s function will be to redirect patients to urgent care centers for non-emergency care needs. To the extent that we have a HMO to which we are providing hospital admissions, RHA will allow us to reduce hospital days, provide better continuation of care and more effective communications with our contracted primary care providers. In addition to our current contracted HMOs, for members that are not a part of RHS, we are able to contract with HMOs to provide hospitalist services whether we have a full-risk contract with them or not. Generally, hospitalists are paid a flat rate per admission regardless of length of stay.

Quantum Services

We are developing a suite of additional management support services for the healthcare industry, including a fully integrated healthcare operating system that will provide a patient-centric system based upon an Application Services Provider (ASP) model that will connect healthcare providers and physician groups with their patients, hospitals and payers. We intend to build that suite of services through a combination of the acquisition of existing providers and technology and partnering with technology companies and other entities. If developed as currently anticipated, we believe that the system will eliminate the need for substantial paper record creation and storage, will reduce the administrative burdens and back office costs of the users and will comply with the HIPAA requirements. Upon full development and deployment, the operating system will have the ability to significantly reduce redundant costs, communication errors and improve quality of patient care.  We expect that this platform will be available for deployment in the summer of 2008, although we cannot guarantee that unforeseen factors will not cause a delay in the development and later rollout of this operating system.

Additional support services that we expect to make available include:

•

Personal Health Record (PHR) – will provide patients of our network physicians with a personal, portable health record of essential information;

•

Patient Portal – will provide patients with access to online scheduling with their physician and the ability to access their PHR data;

•

Staffing – will provide healthcare providers, clinics and hospitals with temporary and permanent staffing options, payroll services, tax filings and benefits administration;

•

Group Purchasing Organization – will provide central purchasing with discounted pricing for clinical, office and consumables and equipment;

•

Physician Medical Receivable Financing – will integrate medical billing and collections and electronic medical records to facilitate third party financing of physician medical receivables;

•

Physician Accounting System – will provide a system whereby physicians will be able to ascertain their true financial and cash position on a daily basis; and

•

Clinical Testing Programs – will coordinate drug and medical device clinical testing between RHS healthcare providers and research and development groups as a Certified Research Organization.

We intend to integrate these services in an enterprise system that will electronically and clinically connect all aspects of RHS involvement in managing the full range of patient care for the HMO and the providers. We believe that the use of our enterprise system will improve the efficiency and profitability of the provider’s practice.

The Importance of Technology in Our Future Development

Our Quantum Innovations and our subsidiary Quantum Medical Technologies, Inc. (QMT) provide access to an electronic medical record (EMR) and an integrated billing system for use by healthcare providers and our Company. It is a web-based platform using knowledge-based workflow methodology familiar to healthcare providers. It also includes the ability to receive and send information in the HL7 and X12 formats, thus allowing healthcare providers to transfer data and tests to and from hospitals and labs. In addition, QI is developing a utilization management (UM) program that will allow the RHS patient care coordination team to manage its patient base. Additional elements of the system will include:

•

disease management;

•

preventive and wellness managment;

•

case management;

•

HMO plan administration;

•

physician accounting system;

•

A/R financing reporting and reconciliation;

•

management and clinical reporting

QI is developing an enterprise healthcare operating system and applications that are designed to help healthcare providers and healthcare organizations reduce costs through clinical and supply chain efficiencies, improve care delivery and patient safety and streamline administrative activities such as claims processing, eligibility verification and billing. QI will provide a full health information system, compliant with the  Health Insurance Portability and Accountability Act of 1996 (HIPAA), to connect healthcare providers with their patients, hospitals and payers. Our target market is the existing network of healthcare providers, as well as those healthcare providers and medical facilities using the support services offered by us. Clients will be able to choose from a number of technical and software support options.

Competition

The healthcare services industry is highly fragmented. It consists primarily of:

•

large systems integration firms, including the consulting divisions of the national accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as a specialty area;

•

healthcare information system vendors that focus on services relating to the specific software solutions they offer;

•

healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation;

•

large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

•

boutique firms that offer a limited number of specialized services or which serves a particular geographic market.

As a result, we face a wide spectrum of competitors. We have direct competition from large publicly traded HMO service organizations, e.g., Metropolitan Health Networks, Inc. and ContinuCare, Inc., which collectively provide approximately $450 million in medical services to HMO clients in Florida annually. There are also a number of small and private organizations providing similar type of HMO support services. We also face substantial competition from numerous organizations that provide medical billing and collections and insurance products, and an array of other services we intend to offer to healthcare providersin the near future. Even in this competitive environment we believe that our business model of building CHSs to facilitate a cost effective expansion opportunity to our contracted HMOs in 26 counties gives us an advantage over larger, more geographically-limited competitors. Our ability to help the providers gives us an opportunity to attract them to our CHS and to establish a long term relationship with these providers going forward. We also believe that our focus on using an integrated technology solution to reduce costs and improve patient care will be a strategic advantage that will make us more competitive in our industry.

Sales and Marketing Strategy

We employ different marketing strategies to accommodate the different types of entities and products/services which we market. Our largest source of revenues flows from our relationships with HMOs. The marketing to new HMOs is primarily done directly by our senior management team, in particular Noel J. Guillama, our Chief Executive Officer. We have opportunities with HMOs currently operating in Florida as well as HMOs that operate outside of Florida that may plan expansion into the state in the near future. As of October 1, 2007, we are in discussions with three additional Florida-based HMOs.

Our marketing strategy focuses on two areas. Initially, we market to healthcare providers to encourage them to join our provider network and to treat the members of our HMO clients. This marketing is performed by our team of provider specialists. They utilize onsite visits, direct mail, advertising, trade show participation and through referrals from existing providers. We also market our support services to providers with specialized employees as well as commission-based individuals. With respect to our management support services, we currently market to existing providers within or out of our networks through the use site visits, advertising, direct mail, and trade shows to obtain leads and sales.

Government Regulation

Our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We have structured our operations to be in material compliance with applicable laws. There can be no assurance that a review of our, or the affiliated healthcare providers’ business, by courts or regulatory authorities will not result in a determination that could adversely affect our operations, or the affiliated healthcare providers, or that the healthcare regulatory environment will not change so as to restrict our, or the affiliated healthcare providers’ existing operations or expansion.

The laws of many states prohibit business corporations from practicing medicine and employing healthcare providers to practice medicine. In Florida, non-licensed persons or entities are prohibited from engaging in the practice of medicine directly. However, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed healthcare providers to practice medicine so long as such entity does not interfere with the physician’s exercise of independent medical judgment in the treatment of patients. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that our activities will be found to be in compliance, if challenged.

There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, administrative sanctions and possible exclusion from Medicare and other governmental programs on healthcare providers that fraudulently or wrongfully bill governmental or other third party payers for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. Moreover, technical Medicare and other reimbursement rules affect the structure of physician and ancillary billing arrangements. We believe that we will always be in material compliance with such laws, but there is no assurance that our activities will not be challenged or scrutinized in the future by courts or governmental authorities. Noncompliance with such laws may adversely affect our operation and subject it to penalties and additional costs.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) expands the U.S. government’s resources to combat healthcare fraud, creates several new criminal healthcare offenses, and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the Anti-Kickback Statute. HIPAA is a relatively young statute, and the case law construing HIPAA is continuing to develop. Therefore, it is impossible to predict full the impact of the law on our operations.

Congress, in the Omnibus Budget Reconciliation Act of 1993, enacted significant prohibitions against physician referrals. These prohibitions, commonly known as “Stark II,” amended prior physician self-referral legislation known as “Stark I” by dramatically enlarging the field of physician owned or physician interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, including a group practice exception, a physician from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician or immediate family member has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The designated health services include clinical laboratory services, radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.” The Stark legislation is broad and ambiguous. Interpretive regulations clarifying the provisions of Stark II have not been issued. Florida also has enacted similar self-referral laws. The Florida Patient Self Referral Act of 1992 severely restricts patient referrals for certain services by healthcare providers with ownership or investment interests, requires disclosure of physician ownership in businesses to which patients are referred and places other regulations on healthcare providers. While we believe we are in compliance with the Florida and Stark legislations and their exceptions, future laws, regulations or interpretations of current law could require us to modify the form of our relationships with healthcare providers and ancillary service providers. Moreover, the violation of Stark I or II or the Florida Patient Self Referral Law of 1992 could result in significant fines and loss of reimbursement, which would adversely affect our operations.

Employees

As of January 30, 2008, we have 40 full-time employees. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our employee relations to be good.

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

We need substantial additional financing.

We will need additional capital in the future. To date, we have relied almost exclusively on financing transactions to fund our operations. Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to diminish or suspend activities. We believe our cash resources, including the net proceeds from the secondary public offering which became effective on December 12, 2007, will be sufficient to fund our planned operations for at least twelve months. However, our projections could be wrong. We could face unforeseen costs, or our revenues could fall short of our projections. We do not have any currently identified sources of additional capital on which we could rely if we find our revenues and the offering proceeds are insufficient to fund our operations. New sources of capital may not be available to us when we need it or may be available only on terms we would not find acceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business; our operations and financial condition may be materially and adversely affected. Currently, we are incurring losses from operations, have a significant capital deficit and do not have access to a line of credit or other debt facility. If we raise additional capital through the issuance of debt securities, the interests of our shareholders would be subordinated to the interests of our debt holders, and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our shareholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth.

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future, if ever.

Since inception in 2001, we have incurred net losses in every year, including the most recent year ended October 31, 2007 in which year our net loss was $11,260,100. We incurred net losses of $1,853,620 for the fiscal year ended October 31, 2005 and  $4,672,760 for the fiscal year ended October 31, 2006. We have had significant negative cash flows from operations in every period. Historically, we have funded our operations through the sale of common stock and a series of debt financings. There is no assurance that we will be able to rely on obtaining similar loans and the sale of additional equity, and therefore, our ability to remain in business will depend upon being able to achieve positive cash flow from operations and net income. We expect to incur losses until at least Fiscal 2009 and may never become profitable. We expect our expenses will increase substantially for the foreseeable future as we seek to expand our operations, implement internal systems and infrastructure and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

Our limited operating history makes evaluation of our business difficult.

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. We were a development stage company through July 31, 2006 and only began to report minimal revenues in the fourth quarter of Fiscal 2006. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide base of healthcare providers for our services, expand our operations to include additional services and control healthcare costs, all of which are critical to our success. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in service rollouts, marketing and sales obstacles and significant competition. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional healthcare providers. We may not be able to successfully address these risks, and while these risks are common in early stage companies, they create uncertainties for investors evaluating our business. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

We derive our revenues from a small number of HMOs accounts.

In the two years, we negotiated five full-risk contracts with HMOs, three of which agreements earn revenues and accept patients and the remaining two of which have been executed, but contain no patient coverage yet. Under a full-risk contract, we are responsible for covering the direct costs of medical care for each covered patient, subject to a stop-loss ceiling we negotiate with each HMO. This limits our exposure to catastrophic claims from a single patient for the year of care once we incur a certain amount of cost. Once the limit is reached, we are no longer responsible for the expenses of medical care provided to that patient. The stop-loss ceilings vary by HMO. In general, we are charged a negotiated monthly rate that is deducted from the capitation we receive from the HMO. The stop loss thresholds are between $35,000 and $50,000 for a single patient for any one calendar year. Although we are attempting to expand our healthcare provider customer base, we expect that a limited number of HMO customers will continue to represent a substantial portion of our revenues for the foreseeable future. Moreover, under our current business model, we do not plan to have a large number of HMO contracts. The three HMOs for which we service patients account for approximately 60.9% of our revenues for the fiscal year ended October 31, 2007, and approximately 64% of the total number of patients covered under our existing HMO contracts is currently concentrated under a single HMO contract. If our contract with that HMO is terminated, our financial results could be adversely affected. We anticipate that the percentage of our revenues derived from the HMO contracts will represent the majority of our revenues for the foreseeable future. This lack of diversification makes us highly susceptible to conditions affecting HMO operations. Although we work closely with our HMOs to attempt to limit the risk of an adverse event, the loss of any one or more of such HMOs could have a material adverse effect on our revenues, results of operations and financial condition.

Failure to Estimate IBNR Claims Accurately Will Affect Our Reported Financial Results .

Our medical care costs include estimates of our “incurred but not reported” (IBNR) claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and in consultation with our HMO Partners, other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined.

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

Failure to attract and retain highly qualified personnel could have a material negative impact on our business.

Implementation of our business strategy is predominantly dependent on the efforts of two senior officers, Noel J. Guillama, our President and Chief Executive Officer, and Donald B. Cohen, Chief Financial Officer. If we were to lose the services of either individual, our business and operations would be severely affected. Competition for highly qualified personnel is intense, and we have very limited resources. The loss of any executive officer or key employee or the failure to attract and retain other skilled employees could have a material adverse impact upon our business, operations or financial condition.

Cyclical nature of the Medicare Advantage enrollment could have a material adverse effect on our operations.

Under current Medicare Advantage enrollment rules, Medicare beneficiaries have defined enrollment periods in which they can select a Medicare Advantage plan, a stand-alone Prescription Drug Program (PDP), or traditional fee-for-service Medicare coverage. Starting in November 2006 and on a going-forward basis, the annual enrollment period for a stand alone PDP is November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs November 15 through March 31 of the subsequent year. Enrollment prior to December 31 is generally effective as of January 1 of the following year, and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 years of age during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans and employer group retirees are permitted to enroll in or change health plans until the next open enrollment period opens again on November 15. In certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the patients affected are allowed to change plans. There is no assurance that we will be able to successfully market our services during these enrollment periods.

If we do not meet ongoing technology challenges, our business will be negatively impacted.

We face challenges in technology development, deployment and use. Our future operations will depend on the use of electronic healthcare information to facilitate communication with our healthcare service providers and others in our networks and, more importantly, to monitor and control our patient medical costs by reducing unnecessary care, fraud, over-use in the treatment of our patients, paying such providers and reporting to the payers. If we are not able to make the appropriate and material investments in such technology we may not be able to create and maintain gross margins between medical costs and medical payments, which may require that we redesign our model and/or experience substantial and unsustainable medical costs, jeopardizing our contracts and our business relationships.

We are dependent on HMO contracts at capitated rates that are subject to yearly renewal, and there is no assurance that these contracts can be renewed on favorable terms.

Currently, a substantial part of our revenues is derived from agreements with HMOs that provide for the receipt of capitated fees. Capitated fees are a negotiated percentage of total premiums collected by an insurer or payer source to cover the partial or complete healthcare services delivered to a patient. The fees are determined on a per capita basis paid monthly by the HMOs. HMO members may come from the integration or acquisition of healthcare providing entities, additional affiliated healthcare providers and increased enrollment in each contract/region we service. We intend to continue to enter into HMO agreements generally for one-year terms and therefore will be subject to annual negotiation of rates, covered benefits and other terms and conditions. Such agreements are often negotiated and executed in arrears. There can be no assurance that we will be able to continue to enter into such agreements, or if we do, that we will be able to renew them. Failure to renew these HMO contracts, unless replaced with relationships with other reputable HMOs, would cause us to cease or substantially restructure our operations. If we enter into and/or renew them, the agreements and renewals may not be on favorable terms to us and our contracted providers. There can be no assurance that we will be successful in identifying, acquiring and integrating HMOs into our Company or increasing the number of HMO members. Once acquired, a decline in the number of members in our HMOs could also have a material adverse effect on our profitability.

We are subject to changes in the reimbursement rates for our provider services.

We are dependent on reimbursements from third parties, directly from HMOs and indirectly from state and federal agencies, for the services that we provide. Reduction in reimbursement rates or fees could force us to stop, change or reduce operations. Healthcare providers that render services on a fee-for-service basis (as opposed to a capitated plan) typically submit bills to various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. A substantial portion of our future revenues is likely to be derived from payments made by these third-party payers. These third-party payers increasingly negotiate the prices charged for healthcare services to lower reimbursement and use rates. Our success depends, in part, on the effective management of healthcare costs and our ability to negotiate reimbursements that are commensurate with the actual costs of the services, in effect, creating a spread (gross margin) between what we receive in payment and what we pay others, and in part by managing the system to reduce costs. There can be no assurance that payments under governmental programs, or from other third-party payers, will remain at present levels. Moreover, third-party payers can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such payers, was determined to be experimental, or if for other reasons reimbursement is denied, our gross margins may suffer.

Violation of the laws and regulations could expose us to liability, reduce our revenues and profitability or otherwise adversely affect our operations and operating results.

The federal and state agencies administering the laws and regulations applicable to our business and operations have broad discretion to enforce them. We expect to be and are subject on an ongoing basis to various governmental reviews, audits and investigations to verify our compliance with our contracts, licenses and applicable laws and regulations. The portion of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) that deals with patient privacy became effective April 14, 2003. These federal health privacy laws and regulations set a national floor of privacy protections that reassure patients that their medical records are kept confidential. The rules, intended to ensure appropriate privacy safeguards, are in place as we use information technologies to improve the quality of patient care.

The new protections give patients greater access to their own medical records and more control over how their personal information is used by their health plans and healthcare providers. Patients are required to receive a notice explaining how their health plans, doctors, pharmacies and other healthcare providers use, disclose and protect their personal information. Patients now have the ability to see and copy their health records and to request corrections of any errors included in their records. Patients may file complaints about privacy issues with their health plans or providers or with the Office for Civil Rights.

Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for referring Medicare, Medicaid or other government-sponsored healthcare program patients or patient care opportunities or purchasing, leasing, ordering, arranging for or recommending any service or item for which payment may be made by a government-sponsored healthcare program. Federal physician self-referral legislation, known as the Stark Law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts and potentially subject many business arrangements to government investigation and prosecution that can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Florida also has anti-kickback and self-referral laws, imposing substantial penalties for violations.

If we and/or our contracted providers are found in violation of HIPAA regulations, we could face substantial fines and restrictions including the loss of our HMO contracts. An adverse review, audit, or investigation could result in any of the following:

•

cancellation of any or all of our HMO contracts;

•

loss of our right to participate in the Medicare Advantage program;

•

forfeiture or recoupment of amounts we have been paid pursuant to our contracts or performance bonds;

•

imposition of significant civil or criminal penalties, fines or other sanctions on us and our key employees;

•

damage to our reputation in existing and potential markets;

•

increased restrictions on marketing our products and services; and

•

inability to obtain approval for future products and services, geographic expansions or acquisitions.

Some of these sanctions would adversely impact our operations and financial results. However, others of these sanctions, if not waived or modified, would cause us to cease operations.

We depend on third parties to provide us with crucial information and data.

Our HMOs provide us a significant amount of information and services to our subsidiary, Renaissance Health Systems, Inc. (RHS), including claims processing, data collection and other information, including reports and calculations of costs of services provided and payments to be received by RHS. RHS does not own or control such systems and accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence. The business and results of operations of RHS could be materially and adversely affected by its inability, for any reason, to receive timely and accurate information from our HMOs. Because these services are outsourced as opposed to performed internally, we have less control over the manner in which these matters are handled and the accuracy and timeliness of the data provided to us than if we handled these functions internally. Additionally, any loss of information by our HMOs could have a material adverse effect on our business and the results of our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

From time to time, we may be party to various litigation matters, some of which could expose us to monetary damages. HMOs and their affiliates may be sued directly for alleged negligence, including the process of credentialing of network providers or alleged improper denials or delay of care. In addition, Congress and several states have considered, or are considering, legislation that would expressly permit HMOs to be held liable for negligent treatment decisions or benefits coverage determinations. In addition, healthcare providers participating in our networks may be exposed to the risk of medical malpractice claims. As a result of increased costs or inability to secure malpractice insurance, the percentage of healthcare providers who do not have malpractice insurance may increase.

Our profitability is based on our ability to control healthcare costs.

Under our HMO agreements, through our contracted providers, we are generally responsible for the provision of all covered medical benefits. To the extent that members require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of members. If revenues are insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend in large part on the effective management of healthcare costs through various methods, including, without limitation, utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently, many providers have experienced pricing pressures with respect to negotiations with HMOs. There can be no assurance that these pricing pressures will not have a material, adverse impact on our operating results. In connection with hospital covered benefits, we will seek to enter into a per diem arrangement with a hospital, or hospitals, whereby we will pay the hospital service provider a flat per diem fee for which the hospital will provide all hospital directed services. However, there is no assurance that we will be able to secure such an arrangement. In some cases, we would be required to pay a percentage of usual and customary hospital charges if a capitated patient is seen in or admitted to a hospital not under contract with us. We intend to seek additional hospital providers to provide covered services to HMO members assigned to our affiliated healthcare providers, but we may not be able to reach agreements with additional hospital providers. Changes in healthcare practices, inflation, new technologies, major epidemics (such as avian flu), natural disasters (such as hurricanes) and numerous other factors affecting the delivery and cost of healthcare are beyond our control and may adversely affect our operating results.

Our inability to retain the Medicare Advantage Members, or our HMO partners, or to increase membership could adversely affect our results of operations.

A reduction in the number of members in our affiliated Medicare Advantage plans, or the failure to increase our participation by attracting more HMOs, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract and retain, members include:

•

negative accreditation results or loss of licenses or contracts by our affiliated HMOs or our network healthcare providers;

•

negative publicity and news coverage relating to us, our affiliated HMOs or the managed healthcare industry in general; and

•

litigation or threats of litigation against us or our contracted healthcare providers or our affiliated HMOs.

Because of our contract with HMOs we are largely dependent on third parties to provide the patients on which our provider systems revenues are based.

A disruption in healthcare provider networks could have an adverse effect on our operations and profitability.

Our operations and future profitability are dependent, in large part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments or take other actions that could result in higher healthcare costs, disruption of benefits to our HMO members or create difficulties in meeting our regulatory or accreditation requirements. In some service areas, certain healthcare providers may have a significant market presence. If healthcare providers refuse to contract with us, use their market position to negotiate unfavorable contracts or place us at a competitive disadvantage, our ability to market services or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of HMO members/patients and/or higher healthcare costs.

Failure to properly maintain effective and secure management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and possible loss of data critical to our operations.

Our business will depend significantly on effective and secure information systems. Once completed, the information gathered and processed by our management information systems will assist us, among other things, in billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis, marketing and sales tracking and potential e-commerce. In the future, these systems could support online customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications will require continual investment maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, impairment of the implementation of our growth strategies, delays in settling disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if security breaches occur.

If we are unable to implement effective internal controls over financial reporting or maintain compliance with periodic or other reporting requirements under the federal securities laws, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock.

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal controls over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by our anticipated increased rate of growth or the impact of potential acquisitions. In addition, anticipated upgrades or enhancements to our computer systems could cause internal control weaknesses.  It may be difficult to design and implement effective internal controls over financial reporting for combined operations as we integrate acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information on a timely basis are reported in our public filings. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting is reported on such filings as applicable.

In this Annual Report, we have reported certain control deficiencies constituting material weaknesses. We have been unable to staff the accounting and financial reporting functions adequately since inception due to limited capital available, as well as additional expenses related to the delay of the public offering of our securities in December 2007. As discusses in this report, we are in the process of seeking to hire additional finance and accounting personnel which we believe would remedy the controls deficiencies. If we fail to attract and employ qualified personnel in these areas, we may be unable to produce reliable financial reports or prevent fraud. If we fail to correct these deficiencies our independent registered public accounting firm maybe unable to deliver its report on our financial statements or will deliver only a qualified report, we could be subject to regulatory actions and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, any of which could result in a decline in our stock price. As discusses in this report, we are in the process of undertaking specific measures to cure or mitigate such deficiencies.

Our business will suffer if we fail to successfully integrate any potential acquisition or technologies in the future.

Part of our business plan is to acquire, license or joint venture other organizations’ products, services and/or technology. If we are unable to acquire and/or successfully integrate the acquired businesses or technologies, this could have a material impact on our business model and/or development. We may not be successful in integrating acquired businesses or technologies and therefore might not be able to achieve anticipated revenues and/or cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions, or that any synergies will develop. The healthcare technology industry is consolidating, and we expect that we will face intensified competition for acquisitions. If we fail to execute our acquisition strategy successfully for any reason, our business could suffer significantly.

Competition in our industry may limit our ability to maintain or attract new members.

We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances and aggressive marketing practices by other HMOs that compete with the HMOs we have under contract. Our principal competitors for contracts, members and providers vary by local service area and are comprised of national, regional, and local HMOs that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Metcare Healthplan, Leon Medical Center Health Plan, Partner Care, Preferred Care Partners, Vista Health Plans, Wellcare Healthplans and others. Our failure to maintain or attract members to our HMO partners could adversely affect our results of operations. We also compete with numerous other entities that provide services to both HMOs and healthcare providers independently. In particular, Metropolitan Health Networks and ContinuCare, both based in south Florida, provide similar services to HMOs. We believe changes resulting from the Medicare Modernization Act (MMA) may bring additional competitors into our Medicare Advantage service areas. Recently, Healthspring and Coventry Health, both based outside of Florida, have announced acquisitions of health plans in Florida. In addition, we face competition from other managed care companies that often have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale and lower costs. Such competition may negatively impact our enrollment, financial forecasts and profitability.

Negative publicity regarding the managed healthcare industry could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry in general, and any of our HMO partners, or us in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:

•

requiring us to change our products and services;

•

increasing the regulatory burdens under which we operate;

•

restricting our ability to market our products or services; or

•

restricting our ability to attract and retain members.

Government healthcare reform could negatively impact our revenues.

As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to healthcare reform, which include, but are not limited to, national healthcare insurance. There can be no assurance as to the ultimate content, timing or effect that any healthcare reform legislation will have on the Medicare Advantage structure and government payment of medical costs. It is impossible at this time to estimate the impact of potential legislation that may be material to our operations and profitability. However, if such or similar legislation is enacted, our business operations may be adversely affected.

Item 2.

Description of Property

The following table lists our facilities:

Property Location	Purpose	Monthly Rent and Term	Size
Wellington, Florida	Executive Offices	$16,208	10,600 sq. feet
		June 2014
Miami, Florida	Corporate offices to	$3,150	1,450 sq. feet
	support Renaissance operations	March 2012

In January 2008, we secured the 4,500 square-foot office space adjacent to our existing Wellington offices. This facility will be operational by March 1, 2008   We do not foresee any significant difficulties in obtaining any required additional space, if required.

Item 3.

Legal Proceedings

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Units of our securities (each unit consisting of three shares of common stock, two non-callable Class A warrants and two non-callable Class B warrants) commenced public trading on the American Stock Exchange (“AMEX”) on December 13, 2007, and, subsequently on January 14, 2008, were broken into individual components which components are now trading on AMEX under the symbols  “QGP,” “QGP.WS.A,” and “QGP.WS.B,” respectively.  Prior to that date, our common stock was quoted on the Over-The-Counter Bulletin Board (“OTC-BB”) under the symbol “QNTM.”

The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by us.

Quarter	High	Low
Fiscal Year Ended October 31, 2006
1st Quarter 2006	$21.25	$ 7.50
2nd Quarter 2006	$22.50	$20.00
3rd Quarter 2006	$27.50	$13.50
4th Quarter 2006	$20.00	$ 6.25

Fiscal Year Ended October 31, 2007
1st Quarter 2007	$15.00	$ 4.25
2nd Quarter 2007	$ 5.00	$ 2.00
3rd Quarter 2007	$ 7.25	$ 4.00
4th Quarter 2007	$ 7.25	$ 4.50

1st Quarter 2008 (through January 30, 2008)	$ 7.00	$ 1.50

Trading in our common stock on the AMEX market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

We had approximately 700 beneficial shareholders of record of our common stock as of October 31, 2007.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and any other factors our Board may deem relevant at the time such payment is considered.

Purchases of Equity Securities by the Registrant

None.

Use of Proceeds

Our secondary public offering of 1,200,000 units completed in December 2007 (not including an option granted to the underwriters in this IPO to purchase an additional 180,000 units to cover over-allotments), with each unit consisting of three shares of common stock, two non-callable Class A warrants and two non-callable Class B warrants, was effected through a Registration Statement on Form SB-2 (SEC File No. 333-142990) that was declared effective by the Securities and Exchange Commission on December 12, 2007. Our stock began trading on the American Stock Exchange on December 13, 2007.  Paulson Investment Company acted as the lead manager on the offering, and Newbridge Securities Corporation and Neidiger Tucker Bruner, Inc., acted as co-managers. All

1,200,000 units were sold at a price of $11.00 per unit, which resulted in an aggregate offering amount of $13,200,000. In connection with this offering, we paid an aggregate of $1,089,000 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth all estimated expenses incurred in connection with the offering, other than underwriting discounts and commissions:

SEC Registration Fee	$3,000
NASD Filing Fee	$9,623
AMEX Listing Fee	$71,590
Accounting Fees and Expenses	$66,430
Legal Fees and Expenses	$251,700
Printing and Engraving Expenses	$21,000
Miscellaneous	$102,000
Total	$525,343

Net proceeds of this offering following the expenses of the offering were approximately $11,573,064.

As of the date of this filing, we have paid or will pay $1,649,643 to bridge investors who chose not to convert their bridge notes and accrued interest into units. No other significant expenditures have been paid from the proceeds of the offering.  We do not anticipate any significant variance in the use of proceeds as disclosed in the final prospectus in connection with the offering.

The proceeds are invested in insured, interest-bearing accounts or short term investment-grade securities. We did not pay any of the net proceeds of the offering directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate of The Quantum Group, Inc.

Recent sale of Unregistered Securities

In the fourth quarter of the fiscal year ended 2007, we issued, pursuant to terms and provisions of our 2006 and 2007 private placements, an aggregate of 92,323 shares to existing investors as a penalty for failure to register securities by the contractual registration deadlines. We also issued a total of 5,119 shares of common stock to our employees and directors. During the same period, as partial compensation for the services performed, we also issued 4,500 shares of common stock to our consultants.

On November 17, 2007, we gave the investors in our three private placements dated August 2006, December 2006 and March 2007, two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. In accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 133,270 unregistered units similar to the public offering units, and $3,609,986 of debt and accrued interest under Option 2 into 468,877 unregistered units similar to the public offering units. The remaining Bridge Notes totaling $1,649,463 in debt and accrued interest is to be paid from the net proceeds of the secondary offering. Additionally, the holders of the Bridge Shares issued in conjunction with the interim bridge loans and private placements of August 2006, December 2006 and March 2007 had the right to exchange their Bridge Shares for unregistered securities identical to the units offered in the secondary offering based on the public offering price of the units offered. A total of 937,907 bridge shares have been exchanged for 704,693 unregistered units based upon an offering price of $11.00 per unit. These transactions have increased our shares outstanding by 3,600,000 shares from the secondary offering and 1,176,172 shares from the bridge share exchange. We have also issued 92,323 shares as a penalty for not registering the bridge shares and the conversion shares relating to the interim bridge loans and the private placements.

In December 2007, in conjunction with an anti-dilution clause in a 2 year $100,000 loan agreement by and between the Company and Ed Tyler, we issued an additional 10,080 shares of common stock.

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

Transfer Agent

Fidelity Transfer Company of Salt Lake City, Utah, is our transfer agent.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this annual report.

Executive Overview

We offer Consulting and out sourcing services for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans as well as to healthcare providers in the state of Florida through our Community Health Systems, also referred to as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of healthcare providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer various management support services to healthcare providers, HMOs, healthcare facilities and physician associations that enable them to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our network. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network.  The Company is additionally leveraging cutting-edge technology with the development and execution of a series of innovative initiatives(including patent pending business processes) designed to make Quantum one of the leading providers of business solutions for the healthcare industry in Florida.

As mandated by CMS, we have separate networks of healthcare providers covering all required medical fields and ancillary services in every county where we currently operate, each of which serves as a community-based comprehensive delivery system of care, and which we call Community Health Systems (CHS). Once CMS-compliant, we then make our county-wide CHS network of healthcare providers available to HMOs with whom we contract on a non-exclusive basis. Our network participants, whether physicians, physician groups or other healthcare providers, are eligible to treat member/patients of all of our contracted HMOs and can do so without going through separate admission processes with the various HMOs.

Our network places us in the position of being the primary interface between the HMOs and the contracted healthcare providers and affords us the opportunity of becoming the preferred management service provider of administrative, practice management and ancillary services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. It is our philosophy to provide high quality service as the link between our HMOs and our network contracted providers. By virtue of this relationship, we can relieve the healthcare providers and the HMOs of substantial administrative and repetitive burdens generally associated with the operations of a managed care enterprise and with the verification of medical credentials (credentialing) of healthcare providers that desire to participate in the HMO managed care plans, as required by CMS regulations. It also enables HMOs to establish a network of contracted healthcare providers necessary to enter any new geographic market without having to interact with numerous healthcare providers or multiple service organizations.

As of January 2008, our network included over 1,800 healthcare providers and operated in 26 counties in central and southern Florida. Our goal is to increase the number of healthcare providers participating in our network to 2,000 by early 2008 and to continue a measured rollout of additional CHS to eventually encompass all 67 Florida counties. We believe that each new CHS represents an opportunity for HMOs that are not marketing their managed care plans in that county to expand their market by providing them ready-made or turnkey access to that county without substantial delay or start-up cost.

We were a development stage company until July 2006. From inception, we have spent approximately $10.1 million building networks of healthcare providers, negotiating and signing contracts with HMOs, providing services for members of three HMO contracts and developing our business administration and support team. We have executed full-risk contracts with five HMOs, under three of which our provider systems are actively providing healthcare for the HMOs’ members. Under a full-risk contract, we receive a monthly dollar amount (a capitated rate) for each patient that chooses one of our contracted healthcare providers as his or her primary care physician. We expect that the remaining two contracts will become active in 2008 and 2009. A contract generally will not generate revenues until we have a complete CMS-compliant county network of healthcare providers or a CHS  that is ready to provide comprehensive care to the Medicare Advantage patients in the specified counties, and patients enrolled under the contract with contracted healthcare providers in our CHS. Annually, beginning on November 15, HMOs can sign up new members who may elect to join our provider systems during the open enrollment period under a managed care plan operated under the Medicare Advantage program. Open enrollment ends March 31 of each year. This is our “window of opportunity” for new contracts to begin generating revenues on January 1 of each calendar year. Although not as predictable, other opportunities also occur at the time that a person becomes eligible to participate in a managed care plan, e.g., when he or she becomes 65 years of age or becomes disabled, when enrolled patients are transferred from another plan, when another managed care plan is terminated by CMS or when a person moves from one service area to another. Revenues under these agreements are generally recorded in the period in which we are responsible for providing services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the HMOs based on the updated health status of the member and updated demographic factors. Any change in premium from CMS to the HMO will adjust the premiums we receive from the HMO. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the HMO. We commenced generating revenues under one contract in September 2005 in Volusia County, Florida, with Dade and Broward Counties added in January 2006, under the second HMO contract in December 2006, and under the third contract in January 2007.

Our provider systems’ revenues generally consist of a percentage of premiums paid by CMS to the contracted HMOs on a “Per Member Per Month” (PMPM) basis, known as a capitated fee. The actual percentage is negotiated with the HMO. The amount of PMPM varies depending upon the CMS premium, which is influenced by a patient’s age, residing county, health profile and other factors. Management support services revenues are generated by contracting with healthcare providers to provide billing and collections services and, to a limited degree, insurance products specifically tailored to physician’s needs, such as health, life, disability and malpractice insurance. We earn revenues from our billing and collections services by retaining a negotiated percentage of the amounts we collect. Our insurance revenues are commissions paid to us on insurance products sold. We currently operate management support services under management agreements, one of which we terminated after only one quarter in Fiscal 2007. The other terminated on December 31, 2007. We were negotiating extensions to these contracts to extend the term until March 31, 2008, but were notified on February 12, 2008, that the negotiations failed and the owner decided not renew. The provider systems’ direct medical costs are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR). Our provider systems direct costs include capitation payments to participating physicians and specialists, fee-for-service payments to non-participating physicians and specialists, payments to hospitals for in-patient and out-patient services, payments to pharmacies for prescription drugs and the allowance for IBNR. The management support services direct costs are related to the billing companies and include salaries, benefits and claims processing costs.

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

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements. We have discussed the development and selection of our critical accounting policies and related disclosures with our Audit Committee and have identified the following critical accounting policies for the current fiscal year.

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our consolidated financial statements the transactions of the billing companies that have been operating under management agreements under which we have taken on the profit and loss risk.

Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS No. 142) requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2007 and determined that the goodwill was not impaired. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

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

Under our full-risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. None of our contracted primary care providers were operating at a material medical loss as of October 31, 2007. If a primary care provider is operating at a material medical loss, our provider contracts permit us to terminate such contractual relationship and to ask the HMO to transfer those patients to another of our contracted primary care providers.

The majority of our revenues from management support services are generated from services provided from the management of two medical billing and collections companies. We receive a contractual fee based on the collections of medical claims.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of October 31, 2007, the balance of IBNR allowance is $717,136. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

Normally, IBNR claims are estimated using historical claims patterns, current enrollment trends, member utilization patterns, timeliness of claims submissions, estimates provided by HMOs and other factors. However, we have a limited amount of history on which to base our estimated IBNR allowance. Therefore, we are currently using an approximation based on industry experience primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense that are recorded in prior months and the actual claims expense as claims are paid by the HMO and reported to us.

To further corroborate our estimate of medical claims, we use statistical data provided by the HMO for the period being reported. We have analyzed the claims paid history to determine the Date-of-Service to Date-Claim-Paid-By-Month percentage. Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under SFAS No. 5, we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. For the year ended October 31, 2007, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at October 31, 2007.

Share-Based Payment

Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. Consistent with our practices prior to adopting SFAS 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model. We elected to adopt the modified prospective application method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in these consolidated financial statements have not been restated. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.  The Company realized an increase in stock based compensation of $680,000 for the year ended October 31, 2007 due to the adoption of SFAS No. 123R.

Pending Adoption of Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of November 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have assessed the effect of this pronouncement on our consolidated financial statements, and at this time, no material effect is expected.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., fiscal year 2009) and interim periods within those years. We have assessed the effect of this pronouncement on our consolidated financial statements, and at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (i.e., fiscal year 2009). We have assessed the effect of this pronouncement on our consolidated financial statements, and at this time, no material effect is expected.

Results of Operations

Fiscal years ended October 31, 2007 as compared to October 31, 2006 (as restated)

Revenues and Direct Costs

The following table presents the revenues and direct costs for the fiscal years ended October 31, 2007 and 2006, respectively. These items are discussed in detail following the table.

	For the Fiscal Years Ended October 31,
	2007	2006
		(Restated)
Revenues
Provider systems	$2,781,126	$41,203
Management support services	1,784,014	54,050
	4,565,140	95,253
Direct Costs
Provider systems	3,026,891	41,203
Management support services	1,293,717	41,007
	4,320,608	82,210
Gross Profit	$244,532	$13,043

Revenues

Total revenues for the fiscal year ended October 31, 2007 (2007 Period) increased by $4,469,887 from the fiscal year ended October 31, 2006 (2006 Period). In the 2006 Period, we had one HMO contract that was not at full risk and did provide any medical support services. The increase in the 2007 Period was due to the implementation of two management contracts for billing and collections and the addition of two HMO full-risk contracts. Provider systems revenues of $2,781,126 accounted for 60.9% our total revenues in the 2007 Period as compared to revenues of $41,203 representing 43.3% of our revenues in 2006 Period. Medical support services revenue increased 1,729,964 and represented 39.1% of our revenue and was primarily from our management of two medical billing and collection companies. These contracts have terminated on December 31, 2007 and have not been extended for an additional period. We anticipate that we will be able to acquire one or more billing and collection companies in the third or fourth quarter of Fiscal 2008. Additionally, based upon revenues from our provider systems during December 2007 of approximately $700,000, if annualized, our revenue for the fiscal year ending October 31, 2008 would be approximately $8,400,000. Therefore we expect our consolidated revenues for Fiscal 2008 to increase, without acquiring another billing and collection company. In the 2006 Period, we entered into an agreement with one HMO to assist it in increasing its membership. Under that agreement, during the 2006 Period, we received commissions on the sale of Medicare HMO coverage to those who were eligible for the Medicare Advantage program. This was done on a limited basis. The net commission received was $4,975 for the 2006 Period and is reflected in the management support services revenues. As of October 1, 2007, the third HMO contract reached the patient threshold of 300. Therefore, this contract has converted to full-risk status and will result in our receipt of capitated fees in future periods.

Provider systems revenues growth is dependent on the number of new members/patients that enroll in the HMO network and are assigned to our healthcare providers. Although growth has been steady through the 2007 Period, growth has been limited by the fact that members cannot change HMO networks freely due to the statutory restrictions governing the Medicare Advantage plan enrollment and membership. We anticipate growth in the number of participating providers and members during the upcoming open enrollment period commencing November 15, 2007 through March 31, 2008. As we develop our sales and marketing capabilities, we expect that growth in management support services revenues will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs associated with our provider systems was $3,026,891 or 70% of our total direct costs. These costs are associated with medical costs incurred in providing healthcare services for our HMO contracts.  As expected, during the 2007 Period, we have experienced medical costs in excess of revenue from our provider systems. We anticipate that, over the next year, with the implementation of our technology solutions, the increase in our staffing and the increase in the number of HMO members, the medical costs incurred by HMO member would decrease.  For the year ended October 31, 2006, our medical costs from provider systems equaled our revenue as we had one operational HMO contract that was not at full risk.  The increase of $2,985,688 in provider systems direct costs was attributable to the two additional HMO contracts that became operational during the year. The medical support services direct costs was primarily from the two medical billing and collection services.

Provider systems revenues and direct costs for the 2006 Period were the same due to the nature of a not-at-risk arrangement under the HMO contract. The contract stipulates that we are not-at-risk for services rendered to members as long as the membership has not crossed a threshold of 300 members which was surpassed on October 1, 2007.  During the 2006 Period, we were not paid premiums but instead were reimbursed for expenses paid. As a result there was no profit margin.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the fiscal years ended October 31, 2007 and 2006. These items are discussed in detail following the table.

	For the Fiscal Years Ended October 31,
	2007	2006
		(Restated)
Operating expenses
Salaries and employee costs	$3,712,851	$1,782,497
Consulting	395,426	308,282
Occupancy	363,295	114,492
Depreciation & amortization	82,598	62,126
Other general & administrative expenses	1,202,982	663,953
Total operating expenses	$5,757,152	$2,931,350
Non-operating expenses
Amortization of debt discount	$3,830,377	$1,152,071
Amortization of financing costs	749,755	431,449
Late registration penalties	546,231	---
Interest and other expense	621,117	170,933
Total non-operating expenses	$5,747,480	$1,754,453

Operating expense for the 2007 Period increased $2,825,802 or 96.4%. Salaries and employee costs increased $1,930,354 due to compensation for additional employees, annual salary increases and stock-based compensation. Stock based compensation increased by $680,000 due to the adoption of SFAS 123R. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Additional increases of $874,976 were incurred for consulting fees, occupancy and general and administrative expenses. The increase of $248,803 in occupancy expenses was partially due the addition of additional office space in Miami, Florida and the expanded corporate office space during 2006 Period. General and administrative costs increased by $539,029 or 81.2%, of which $88,093 was attributable to an increase in technology expenses and $86,828 attributable to an increase in postage relating to the medical billing and collection companies. Non-operating expenses increased $3,993,027 or 227.6% due to cost associated with private placement debt financing.

Net Loss

Net loss for the fiscal year ended October 31, 2007 and 2006 was $11,260,100 and $4,672,760, respectively, which represented a 141.0% increase. Net loss per share was $6.55 and $4.72 for the fiscal year ended October 31, 2007 and 2006, respectively. The majority of the increase was attributed to costs related to the debt financing of $3,993,027 and the increase in personnel costs of $1,930,354.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals.

As of October 31, 2007, our principal sources of liquidity were cash and cash equivalents of $581,794, which were available to us as a result of a series of bridge loan transactions between August 2006 and May 2007 in the principal amount of $6,050,000. During the year ended October 31, 2007, we drew down on a $300,000 credit line from High Capital Funding, LLC with two credit limit increases totaling an additional $151,000 which have since been paid off and terminated.

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of Fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception in 2001 through October 31, 2007, we have incurred a net loss from operations of more than $11.8 million and an accumulated deficit of more than $19.4 million.

Additionally, in October 2007, we entered into two financing arrangements which, in the aggregate, resulted in $484,000 in net proceeds to us. Namely, we issued a two-year 10% promissory note in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters our secondary public offering. We agreed to prepay the principal amount of the note, plus accrued interest, at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In addition, we executed a financing agreement with High Capital Funding, LLC, a principal shareholder (HCF), and a third party lender that has no prior affiliation with us (TPL). The financing arrangement involved the issuance of two-year promissory notes to each of HCF and TPL in the aggregate principal amounts of $166,667 and $83,333, respectively. In satisfaction of the notes in full, we agreed to pay to HCF and TPL $238,094 and $119,047, respectively, with $71,427 and $35,714 representing the respective original issue discounts on the HCF and TPL notes. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000.  We paid a 5% cash commission in the amount $12,500 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the HCF and TPL financings. Net proceeds to us from the HCF and TPL financing arrangements was in the amount of $234,000. All three promissory notes have been paid off and terminated as of the date hereof.

We had a working capital deficit as October 31, 2007 of approximately $8,893,000 as compared to a working capital deficit of $2,652,000 at October 31, 2006, which represents an increase in the deficit of $6,241,000. Our working capital needs over the past year were primarily met from the issuance of the debt securities in the amount of $6,050,000 and the proceeds from the three financing agreements of $500,000.

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

Our development plan includes the identification of, negotiation with, and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive management support services. We expect to secure financing for any such acquisition by selling common and/or preferred shares or issuing debt or notes. We have not signed any agreements with any acquisition candidates. Even though we expect for the proceeds of the December secondary public offering to provide financing for at least 12 months, we may need to raise additional financing if our business strategy is not successful or we do not achieve positive cash flow from operating activities.

Financing Activities

The net cash provided from financing activities for the year ended October 31, 2007 was $3,862,983. During this period, we sold $4,841,000, and converted other loans in the amount of $334,000, into Bridge Notes as part of the total Bridge Note offering of the $6,050,000. Of the Bridge Notes we sold during the year, we paid $725,117 in placement agent commissions and expenses, raised an additional $946,371 from issuances of other notes and the use of a credit line, and repaid loans and capital lease obligations totaling $1,199,271.

On December 12, 2007, the registration statement for a second public offering became effective. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two

Class B 7-year non-callable warrants, each warrant to purchase one share of common stock.  Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000.

There is no assurance that we will be able to execute on our plans. To continue our operations and complete the implementation of our current business plan, we will require significant additional long-term financing. There are no assurances that such financing will be available, or if available, it will be on terms acceptable to us. Any financing may result in significant dilution.

Our development plan includes the identification of, negotiation with, and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive management support services. We expect to secure financing for any such acquisition by selling common and/or preferred shares or issuing debt or notes. We have not signed any agreements with any acquisition candidates.  We also may need to raise additional financing if our business strategy is not successful or we do not achieve positive cash flow from operating activities.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.

Financial Statements

 The information required by Item 310(a) of Regulation S-B is included herein, commencing on page F-1.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.

Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective.  An explanation of the deficiencies and proposed remedies is set forth below.

The Certifying Officers determined that the certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this Annual Report. Namely, the deficiencies related to the monitoring and review of work performed by the Company controller in preparation of audit and financial statement schedules, footnotes and review of financial data provided to the Independent Registered Public Accountants in connection with the annual audit. In addition, the Certifying Officers determined that the Company’s minimal segregation of duties and a lack of formal control design structure to close financial statements to prepare for the annual audit constituted significant deficiencies as of the end of the same period. The Company is not an “accelerated filer” for fiscal year 2007, hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act did not apply to the Company for the fiscal year ended October 31, 2007.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure.

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Until the fourth quarter of the fiscal year ended October 31, 2006, the Company was a development stage company and, as such, maintained a system of internal controls that was adequate for the company of its size and simplicity. Over the past eighteen months, however, the Company has experienced significant changes in its business and operations, which, in turn, substantially strained the Company’s finance and accounting personnel and functions. In addition, a substantial delay and additional expenses in connection with the December 2007 public offering of the Company’s securities, in turn, delayed the Company’s preparations for the audit of its financial statements for the fiscal year ended October 31, 2007 and imposed a significant additional stress on the Company’s already very limited accounting and finance resources. The Company believes that the foregoing resulted in review, monitoring and minimal segregation of duties deficiencies in its internal controls over financial reporting as determined by the Certifying Officers in the course of their evaluations.

The Company’s management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the deficiencies described above would not recur in the future reporting periods.  In its review, the management and the Audit Committee noted that the deficiencies described above related principally to the Company’s shortage of qualified accounting and finance personnel and the stress on such personnel currently in place at the Company.  The Audit Committee and the management further noted that the deficiencies described above did not have any effect on the accuracy of the Company’s financial statements for the reporting period in question.

As a result of these findings, the Company has determined that in order to remedy these control deficiencies it needs to hire in the immediate future additional accounting and finance personnel (up to 3 additional persons) having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. No additional changes to the Company’s disclosure controls and procedures were needed in response to the deficiencies described above. The Company believes that the completion of these steps will allow it to conclude that its disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

The Company is diligently seeking to hire such additional qualified personnel. In the interim, the Company’s Chief Financial Officer is directly overseeing accounting and financial reporting personnel and is consulting regularly with the Company’s auditors and the Audit Committee on all such matters.

There were no further changes in the Company’s internal control over financial reporting during the fiscal period in question that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is not an “accelerated filer” for fiscal year 2007, hence, the internal controls certifications and attestation requirements of Section 404 of the Sarbanes—Oxley Act did not apply to the Company for the fiscal year ended October 31, 2007.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the members of our Board of Directors (Board) and our executive officers as of February 13, 2008.

Name	Age	Positions
Noel J. Guillama (4)	48	Chairman of the Board, Chief Executive Officer and President
Donald B. Cohen (4)	54	Executive Vice President, Chief Financial Officer, Director
Susan Darby Guillama	47	Executive Vice President, Secretary, Chief Administrative Officer, Director
James D. Baker (4)(2)	64	Director
Jose de la Torre (2)(3)	64	Director
Alberto Del Valle, CPA (1)(4)	64	Director
Lawrence B. Fisher, Esquire (1)(3)	69	Director
Mark Haggerty (1)	59	Director
Michael Rosenbaum	70	Director
Gregg M. Steinberg (2)(3)	45	Director

———————

(1)

Member of the Audit Committee.

(2)

Member of the Compensation and Options Committee.

(3)

Member of the Nominating and Governance Committee.

(4)

Member of the Executive Committee.

Board of Directors

Our Board consists of 10 members and one vacancy. It oversees our business affairs and monitors the performance of our management. Each director and executive officer holds office until his or her successor is duly elected and qualified, his or her resignation or he or she is removed in the manner provided by our Bylaws. All officers serve at the discretion of the Board and are elected annually at the annual meeting of our Board held after each annual meeting of shareholders. Our Board has determined that all directors, except for Noel J. Guillama, Donald Cohen and Susan Darby Guillama, are independent within the meaning of the SEC Rule 10A-3.

All our officers devote their full-time attention to our business. Except for Noel and Susan Guillama, who are married, no director or executive officer is related to any other of our directors or executive officers, and there are no arrangements or understandings between a director and any other person that such person will be elected as a director.

Below are descriptions of the backgrounds of our executive officers and directors:

Noel J. Guillama, Chairman of the Board, Chief Executive Officer and President. Noel J. Guillama is a founder of The Quantum Group, Inc., and has been our Chairman, Chief Executive Officer and President since its inception in 2001. Prior to The Quantum Group, from January 1996 to February 2000, he was the Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. Mr. Guillama also serves as Director and/or Chairman of several private family-controlled businesses, including Tektonica, Inc. Tektonica, established in 1991, is a commercial/industrial construction company based in Tequesta, Florida; MedTonics, Inc., established in 1984, has been involved in a broad range of real estate development activities (recently focusing on development of medical projects); and Guillama, Inc., a shareholder of our Company, which holds passive investments in other companies. Mr. Guillama is also a director and treasurer of Florida International University Foundation, Inc., a direct support organization of Florida International University, a Florida public university. He also serves as a Director of the Palm Beach County Community College Foundation and is a trustee of Palms West Hospital.

Donald B. Cohen, Executive Vice President, Chief Financial Officer, Director. Mr. Cohen is a co-founder of Quantum. He has served as a director and our Vice President, Chief Financial Officer since inception in 2001. Prior to joining Quantum, from April 2001 through January 2002, he served as Chief Financial Officer of I-Titan Communications Network, Inc., a technology design and manufacturer. Mr. Cohen holds a Bachelor of Science degree from California State University, Northridge and is licensed as a CPA in the state of California.

Susan Darby Guillama, Executive Vice President, Secretary, Chief Administrative Officer, Director. Mrs. Guillama is also a co-founder of Quantum and has been a director, Vice President and Chief Administrative Officer since April 2003, before which she had been an outside consultant with Quantum from September 2001 to April 2003. Mrs. Guillama is on the Board of Directors of Junior Achievement of the Palm Beaches and has recently been elected Secretary of the Palm Beach County Homeless Advisory Board. Mrs. Guillama holds a Bachelor of Arts degree in Communication from the University of South Florida.

James D. Baker, Director. Mr. Baker joined our Board in October 2002. From December 2006 through July 2007, Mr. Baker was the Chief Executive Officer of AMD Telehealth, Inc., a home health provider. Since August 2004, Mr. Baker has served as the Chief Executive Officer of Homeland Security Networks, Inc. and, since October 2002, he has served as the sole director, President, and Chief Executive Officer of Q-Net Technologies, Inc., a consumer technology and value added Internet services company. From October 1999 to August 2003, Mr. Baker was President of TargitInteractive, Inc., an interactive marketing services provider. Mr. Baker holds a Bachelor of Science degree from the University of Cincinnati.

Jose de la Torre, Director. Dr. de la Torre joined our Board in June 2007. Dr. de la Torre has served as the Dean of the Alvah H. Chapman Jr. Graduate School of Business at Florida International University in Miami since July 2002, where he is also the J.K. Batten Eminent Scholar in Strategy. He received his Doctorate degree from the Harvard Business School and has undergraduate degrees in aerospace engineering and business administration from the Pennsylvania State University.

Alberto Del Valle, Director. Mr. Del Valle joined our Board in June 2007. Since 1991, Mr. Del Valle has been an independent contractor, specializing in small business advisory and financial services. In March 2007, he became an independent consultant for The Health Acquisition Group, a company specializing in mergers or acquisitions of healthcare providers. Since May 2003, he has also been an independent consultant for Arle Compressor Systems Corp, a distributor of Ingersoll-Rand compressors and industrial equipment. Mr. Del Valle holds a Bachelor of Science degree in Accounting from Louisiana State University and was a licensed CPA in the state of Florida from November 1972 to September 1991.

Lawrence B. Fisher, Director. Mr. Fisher joined our Board in June 2007. Mr. Fisher is a securities law practitioner with over 35 years experience. From 1995 through the time of his retirement in 2005, Mr. Fisher was a partner at the law firm of Orrick, Herrington & Sutcliffe LLP in New York. He has served on the Board of Directors of Financial Federal Corporation, a New York Stock Exchange-listed financial services company, for the past 14 years, where he is also a member of its Executive Committee and Chairman of its Corporate Governance Committee. Mr. Fisher also has served on the Board of Directors of the National Bank of New York City, a privately owned commercial bank, for over 20 years. He is also a member of its Audit Committee. Mr. Fisher holds a Bachelor of Arts degree in Political Science from Columbia College and a Bachelor of Law (LLB) degree from Columbia Law School.

Mark Haggerty, Director. Mr. Haggerty joined our Board in October 2003. Mr. Haggerty is a corporate, securities and medical laws practitioner with over 34 years experience. From 1993 to May 2003, he was President and Chairman of Voice and Wireless Corporation, a voice and wireless communications company. Since 2004, he has served as general counsel to FFP Investment Advisors, Inc., an investment advisory firm in Minnesota. Mr. Haggerty holds a law degree from the University of Minnesota Law School.

Michael Rosenbaum, Director. Mr. Rosenbaum joined our Board in February 2006. Mr. Rosenbaum works in the areas of mergers and acquisitions, merchant banking and finance. Since 1984, he has served as a director for Protrak International, a developer of customer relationship management software and sales force automation to the investment management industry. Mr. Rosenbaum holds a Bachelor of Arts degree from Yale in Economics and Political Science, a Bachelor of Law (LLB) degree and a Masters degree in International Affairs, both from Columbia University.

Gregg M. Steinberg, Director. Mr. Steinberg joined our Board in June 2007. Mr. Steinberg is President of International Profit Associates and affiliated companies (IPA), a provider of various services to the small and midsize businesses. He has been with IPA since 1992, and President since 1997. Mr. Steinberg holds a Bachelor of Science degree in Business Administration from the University of Arizona and a Masters degree in Business Administration from the Thunderbird School of Global Management.

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate or security holder is a party adverse to the company or has a material interest adverse to the Company or any of its subsidiaries.

To the best of our knowledge, no director, executive officer or affiliate of Quantum, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

Board Committees

The Company has four standing committees: Audit, Executive, Compensation and Options, and Nominations and Governance. Each Board committee held at least one meeting during the last fiscal year.

The Audit Committee selects the independent auditors and reviews the results and scope of the audit and other services provided by independent auditors. The Committee also reviews and evaluates internal control functions and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. In June  2007, the Board of Directors appointed Mr. Del Valle to chair the Audit Committee and as its “financial expert” as such term is defined under Item 407(d)(5) of Regulation S-B. The Committee consists of Mr. Haggerty, Mr. Fisher and Mr. Del Valle.

The Executive Committee may exercise all powers of the Board in the management of the business and affairs of our company at any time when the Board is not in session. The Executive Committee is, however, subject to the specific directions of the Board and consists of Mr. Del Valle, Mr. Baker, Mr. Guillama and Mr. Cohen. All actions of the Executive Committee require a unanimous vote.

The Compensation and Options Committee makes recommendations to the Board concerning compensation for our executive officers, employees and consultants, recommendations to the Board concerning our non-cash compensation plans and administers the plans. The Committee consists of Dr. de la Torre (Chairman), Mr. Baker and Mr. Steinberg.

The Nomination and Governance Committee makes recommendations to the Board concerning nominations to the Board and development and review on an ongoing basis of the adequacy of our corporate governance. The Committee consists of Mr. Steinberg (Chairman), Mr. Fisher and Dr. de la Torre.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, except for Noel Guillama, Donald Cohen and Susan Guillama who did not file their Forms 4 in July 2007 in a timely fashion, we believe that all such forms were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended October 31, 2007.

Code of Conduct

We have adopted three Codes of Conduct that collectively cover all of our officers, directors, employees, consultants and independent contractors. One Code of Conduct is for employees in general, the second Code of Conduct is for all consulting and/or contracted positions, and the third Code of Conduct addresses senior officers, board members and accounting personnel. The first and second Codes of Conduct set our policies on inside information, conflicts of interest, trading of inside information, management and accounting ethics and compliance with all local, state and federal laws. The third Code of Conduct addresses special considerations for the handling of corporate financials and disclosure information. These codes may be viewed on our Internet Website at http://www.QuantumMD.com.

These codes are designed to deter wrongdoing and to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations to an appropriate person or persons identified in the codes; and

•

accountability for adherence to the codes.

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth information required under applicable SEC rules about the compensation for Fiscal 2007 of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) all our other executive officers (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	All Other Compen-sation ($) (4)	Total ($)

Noel J. Guillama Chairman and Chief Executive Officer	2007	219,391	200,000	490,932	13,748	924,071

Donald B. Cohen Executive Vice President and Chief Financial Officer	2007	124,468	100,000	195,568	12,198	432,234

Susan Darby Guillama Executive Vice President and Chief Administrative Officer	2007	107,696	75,000	145,568	3,200	331,464

———————

(1)

Includes accrued but unpaid executive compensation in the total amount of $114,882.

(2)

Bonus accrued but not paid by October 31, 2007.

(3)

The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the year ended October 31, 2007, in accordance with FAS 123(R). The grants include grants made in fiscal years ended October 31, 2005 and 2007.

(4)

The “All Other Compensation” column includes car allowances and company paid benefits.

Options and Common Shares Granted in the Year Ended October 31, 2007 to Executives

On April 30, 2007, the Board granted to Named Executive Officers a total of 650,000 options to purchase shares of commons stock at an exercise price of $3.50 per share.  Particularly, the Board granted 400,000 options granted to Noel J. Guillama, 150,000 options granted to Donald B. Cohen, and 100,000 options granted to Susan Darby Guillama. These options vest at 20% on May 1, 2007 and 20% each of the next four years on May 1st. These options are contingent on continued employment and will expire 10 years from the date of vesting.

On September 7, 2007, Noel J. Guillama was granted 220,000 options in connection with his employment agreement. These options vested on December 12, 2007 (the effective date of the December 2007 public offering) and expire 10 years from the date of vesting. Additional options were granted at 10,000 options per year for length of service to be vested on each anniversary of the effective date and are contingent on continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the value of outstanding equity awards, at October 31, 2007, previously granted to the Named Executive Officers (3):

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

Noel J. Guillama Chairman and Chief Executive Officer	8,000 22,668 80,000	— — 320,000	$10.00 12.50 3.50	10/1/10 12/26/12 5/1/21(2)

Donald B. Cohen Executive Vice President and Chief Financial Officer	6,000 11,332 30,000	668 120,000	10.00 12.50 3.50	10/1/10 12/26/12(1) 5/1/21(2)

Susan Darby Guillama Executive Vice President and Chief Administrative Officer	11,332 20,000	668 80,000	12.50 3.50	12/26/12(1) 5/1/21(2)

———————

(1)

These stock options vest quarterly over a three-year period beginning on the date of grant.

(2)

These stock options vest annually over a five-year period beginning on the date of grant.

(3)

No Named Executive Officer received perquisites or other personal benefits which, in the aggregate, exceeded $10,000.

Director Compensation

Prior to June 12, 2007, we reimbursed all directors for their expenses in connection with their services as our directors but did not pay cash compensation for service as a director. In lieu of cash, we granted each outside director 1,200 shares of stock, vested over three years and $10,000 to be paid in stock, calculated by taking the average of the closing prices for last 10 trading days prior to the end of the fiscal year. Our directors who are also our employees do not receive additional compensation for their services as directors. The director compensation paid during the fiscal year ended October 31, 2007 is reflected in the following table:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Noel J. Guillama	—	—	—	—	—	—	—
Donald B. Cohen	—	—	—	—	—	—	—
Susan D. Guillama	—	—	—	—	—	—	—
James D. Baker	9,875	11,333	38,613	—	—	—	59,821
Mark Haggerty	27,875	11,333	38,613	—	—	—	77,821
Michael Rosenbaum	8,000	11,333	24,063	—	—	—	43,396
Peter Nauert (2)	5,000	8,333	9,063	—	—	—	22,396
Jose de la Torre	6,375	4,500	24,063	—	—	—	34,938
Alberto Del Valle	10,125	4,500	24,063	—	—	—	38,688
Lawrence B. Fisher	4,500	4,500	24,063	—	—	—	33.063
Gregg M. Steinberg	6,375	4,500	24,063	—	—	—	34,938

———————

(1)

The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2007, in accordance with FAS 123(R). The grants include grants made in fiscal year ended October 31, 2007.

(2)

Deceased.

On March 1, 2007, the Board approved that Mr. Haggerty be compensated an additional $15,000, in cash and/or stock, for the extra duties of chairing the Audit Committee during calendar year 2006.

On March 9, 2007, each outside director was granted annual compensation of $12,000 in cash and $12,000 in stock grants. Directors can, at their discretion, convert all or part of their annual cash compensation to stock at 10% discount to the market price.

Effective June 12, 2007, the Board was expanded to 11 members and adjusted director compensation. Each outside director was also granted 10,000 stock options to be vested over four quarters at the end of each quarter during their tenure with us, and exercisable at a price equal to the closing price of our common stock on the last trading day of each quarter. Additionally, outside directors receive an annual fee of $5,000 for serving on the Executive Committee; $5,000 to chair the Compensation and Options Committee; $5,000 to chair the Nomination and Governance Committee; and $10,000 to chair the Audit Committee. As of January 30, 2008, we had accrued, but not paid, $166,250 for the compensation of outside directors ($119,250 in cash and $47,000 in stock compensation) for the period of November 2003 through October 31, 2007.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as set forth below, we have no agreement or understanding, express or implied, with any officer, director, or principal shareholder, or their affiliates or associates, regarding employment with our Company or compensation for services other than those identified below. Other than as explained below, we do not have any change of control, severance or pension arrangements or understandings with any of our management team.

On September 7, 2007, we entered into an employment agreement with Noel J. Guillama, our President and Chief Executive Officer. The terms and provisions of this agreement were approved by our Compensation and Options Committee. The employment agreement became effective on December 12, 2007, the effective date of the registration statement for our second public offering, and will terminate five years from such effective date. The initial five-year term is renewable upon mutual consent of Mr. Guillama and Quantum for up to two additional five-

year terms. Mr. Guillama will receive an annual base salary of $175,000, plus annual increases of not less than 5% of the base salary, and bonus compensation of 2% of our earnings before income taxes.

Upon the effective date of the Agreement, Mr. Guillama is also entitled to receive grants of the following 10-year options:

(i)

Upon the effective date of the offering, immediately exercisable options to purchase 200,000 shares of our common stock with an exercise price equal to the Volume Weighted Average Price (VWAP) of our common stock for the 30 days preceding the date of this offering; and

(ii)

Additional options to be granted as follows:

(a)

Upon the effective date of the offering, immediately exercisable options to purchase 20,000 shares of our common stock with an exercise price of the Volume Weighted Average Price (VWAP) of our common stock for the 30 days preceding the date of this offering; and

(b)

On each annual anniversary of the date of this offering, options to purchase 20,000 shares plus an additional 10,000 shares of common stock for each year of employment of our common stock with an exercise price of the Volume Weighted Average Price (VWAP) of our common stock for the 30 days preceding the date of this offering.

Mr. Guillama is entitled to participate in all medical, dental and life insurance, disability income, retirement plans and other employee benefits. Upon the termination of his employment for any reason, Mr. Guillama has agreed not to compete with Quantum and not to solicit any of our employees for a period of two years following his termination. The Agreement provides for termination by us without cause or by Mr. Guillama in the event of a change of control. In either case, we will pay Mr. Guillama on a monthly basis at least two years’ additional salary at the base salary then in effect or, if more than two years remain for the term of the Agreement, then we will pay Mr. Guillama on a monthly basis additional salary at the base rate then in effect for the greater of one-half of the remaining period to the end of the term of the Agreement or two years. Mr. Guillama will be entitled to all stock options earned as of the date of termination, and we will use our best efforts to register, within 90 days of any separation, at its expense, the public resale of all shares owned by the Mr. Guillama and his affiliates as well as all common stock underlying his options. In addition, in the event the termination of the Mr. Guillama is not for cause, we will pay him, monthly, for at least two years, additional salary at the base salary rate then in effect or, if more than two years remain for the term of the Agreement, then we will pay him, monthly, additional salary at the base salary rate then in effect for one-half of the remaining period to the end of the term of the employment agreement or two years, whichever is longer. In addition, the employment agreement contains indemnification and other terms and provisions customary for agreements of this nature. The foregoing is a summary of the material terms and provisions of the employment agreement, a copy of which is filed as an exhibit to the registration statement dated December 12, 2007.

The Compensation Committee of the Board of Directors, with the assistance of executive compensation experts, is currently in the process of (i) evaluating the compensation arrangement by and between the company and its Chairman and Chief Executive Officer and (ii) establishing compensation arrangements for the members of the Company’s senior management, including the named executive officers. No determinations to amend existing or establish new compensation arrangements have been made as of the date of this Annual Report.

Accrued Executive Compensation

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the secondary public offering. We also agreed to bonus each of them additional compensation to cover the tax liabilities associated with this conversion. Mr. Guillama and Mr. Cohen will receive additional cash compensation for taxes in the approximate amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. The balance of the amounts due ($487,647 for Mr. Guillama, $158,121 for Mr. Cohen and $234,583 for Mrs. Guillama) were converted into two-year promissory notes at an interest rate of 8% per annum.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  January 30, 2008, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. All addresses are c/o The Quantum Group, Inc., 3420 Fairlane Farms Road, Suite C, Wellington, FL  33414, unless otherwise indicated.

Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership of Common Stock (1)(3)	Percentage of Beneficial Ownership (2)

Noel J. Guillama (4)(13)(14)	1,002,813	10.75%
Donald B. Cohen (5)	191,425	2.14%
Susan Darby Guillama (6)(14)	78,110	*
James D. Baker (7)(13)	19,105	*
Mark Haggerty (8)(13)	18,905	*
Michael Rosenbaum (9)	8,167	*
Jose de la Torre (10)	6,250	*
Alberto Del Valle (10)	6,250	*
Lawrence B. Fisher (10)	6,250	*
Gregg M. Steinberg (11)	233,524	2.61%
High Capital Funding LLC (12)	889,033	9.73%
333 Sandy Springs Circle, Suite 230
Atlanta, GA 30328
Directors and Executive Officers
Officers, as a group (10 persons)	1,570,799

———————

*

Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 30, 2008 upon exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options, Class A warrants and Class B warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from January 30, 2008 have been exercised.

(2)

Applicable percentage ownership is based on 8,819,829 shares of Common Stock outstanding as of January 30, 2008.

(3)

All shares are shares of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00 per share. Neither the Class A warrants nor Class B warrants are subject to redemption. The Class A warrants and Class B warrants will expire on January 12, 2014.

(4)

Includes (a) 432,681 shares held by Mr. Guillama; (b) 20,804 shares held by Guillama Family Holdings, Inc.; (c) 40,000 held by Guillama, Inc.; (d) 88,664 shares issuable upon the redemption of Class A warrants; (e) 88,664 shares issuable upon the redemption of Class B warrants; (f) 8,000 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; (g) 24,000 shares issuable upon the exercise of options at $12.50 per share until December 26, 2012; (h) 80,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2017; (i) 200,000 shares of common stock issuable upon the exercise of options at $4.76, the Volume Weighted Average Price (VWAP) of our stock for 30 days preceding the secondary public offering, exercisable until December 12, 2018; and (j) 20,000 length of service shares issuable upon the exercise of options at the VWAP of $4.76, as part of Mr. Guillama’s employment agreement exercisable, until December 12, 2018. Does not include 320,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2021. Mr. Guillama disclaims all shares and has no interest in the holdings of Mrs. Guillama.

(5)

Includes (a) 85,925 shares; (b) 28,750 shares issuable upon the redemption of Class A warrants; (c) 28,750 shares issuable upon the redemption of Class B warrants; (d) 6,000 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; (e) 12,000 shares issuable upon the exercise of options at $12.50 per share until December 26, 2012; and (f) 30,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2017. Does not include 120,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2021.

(6)

Includes (a) 38,508 shares; (b) 7,602 shares held by her minor son; (c) 12,000 shares issuable upon the exercise of options at $12.50 per share until December 26, 2012; and (d) 20,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2017. Does not include 80,000 shares issuable upon the exercise of options at $3.50 per share until May 1, 2021. Mrs. Guillama disclaims all shares and has no interest in the holdings of Mr. Guillama.

(7)

Includes (a) 6,817 shares; (b) 800 shares transferable upon the exercise of options at $.001 per share owned by Mr. Guillama; (c) 400 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; (d) 4,838 shares issuable upon the exercise of options at $12.50 per share until December 26, 2012; and (e) 6,250 shares issuable upon the exercise of options at $7.25 per share until October 31, 2018. Does not include 3,750 shares issuable quarterly at a rate of 2,500 per quarter until June 12, 2008.

(8)

Includes (a) 5,417 shares; (b) 1,400 shares held by Linda Jean Haggerty; (c) 100 shares transferable upon the exercise of options at $.001 per share on shares owned by Mr. Guillama until July 24, 2008; (d) 500 shares transferable upon the exercise of options at $.001 per share until July 24, 2008 held by Linda Jean Haggerty; (e) 400 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; (f) 4,838 shares issuable upon the exercise of options at $12.50 per share until December 26, 2012; and (g) 6,250 shares issuable upon the exercise of options at $7.25 per share until October 31, 2018. Does not include 3,750 shares issuable quarterly at a rate of 2,500 per quarter until June 12, 2008.

(9)

Includes (a) 1,917 shares; and (b) 6,250 shares issuable upon the exercise of options at $7.25 per share until October 31, 2018. Does not include (a) 3,750 shares issuable quarterly at a rate of 2,500 per quarter until June 12, 2008; and (b) 89,904 held by Maj-Britt Rosenbaum, his wife.

(10)

Includes 6,250 shares issuable upon the exercise of options at $7.25 per share until October 31, 2018. Does not include 3,750 shares issuable quarterly at a rate of 2,500 per quarter until June 12, 2008.

(11)

Includes (a) 2,300 shares; (b) 96,246 shares held by Charlemagne Holdings, Inc. (CHI), solely owned by Gregg M. Steinberg, our director; (c) 64,164 shares issuable upon the redemption of Class A warrants held by CHI; (d) 64,164 shares issuable upon the redemption of Class B warrants held by CHI; (e) 400 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; and (f) 6,250 shares issuable upon the exercise of options at $7.25 per share until October 31, 2018. Does not include 3,750 shares issuable quarterly at a rate of 2,500 per quarter until June 12, 2008.

(12)

Includes (a) 561,154 shares owned by High Capital Funding, LLC (HCF); (b) 155,732 shares issuable upon the redemption of Class A warrants held by HCF; (c) 155,732 shares issuable upon the redemption of Class B warrants held by HCF; (d) 7,323 shares held by Mary L. Hart, wife of Frank E. Hart, the president of Profit Concepts, Ltd., HCF’s Manager; (e) 4,546 shares issuable upon the redemption of Class A warrants held by Mary L. Hart; and (f) 4,546 shares issuable upon the redemption of Class B warrants held by Mary L. Hart. Does not include (a) 203,476 Class A warrants and (b) 203,476 Class B warrants which HCF has agreed not to exercise to the extent that such exercise would cause HCF to beneficially own more than 9.95% of the common stock outstanding.

(13)

Mr. Guillama has granted options to purchase 10,312 shares of the Company at $.001 per share - 1,400 options were granted to Directors and their affiliated persons and 8,912 options were granted to unaffiliated persons.

(14)

Mrs. Guillama is the wife of Mr. Guillama.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of October 31, 2007, with respect to all of Quantum’s equity compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in first column)
Plans approved by shareholders	-0-		197,600
Plans not approved by shareholders (1)	906,549	$4.89	—
	906,549	$4.89	197,600

———————

(1)

Plans not approved by shareholders - The Company issues options to its employees and consultants as partial compensation. The total number of options outstanding at October 31, 2007 is 906,549, of which 258,890 are vested, with exercise prices ranging from $2.05 to $37.50 and expiration dates ranging from September 2008 thru May 2021.

Stock Option Plans

2003 Incentive Equity and Stock Option Plan

We have adopted our 2003 Incentive Equity and Stock Option Plan to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The Plan is administered by our Compensation and Option Committee (Committee) which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award.

Shares Subject to the Plan. The Plan provides for the issuance of incentive stock options (ISO), nonqualified stock options and restricted stock (Plan Awards). We may issue up to 200,000 shares under the Plan subject to adjustment to prevent dilution from stock dividends, stock splits, recapitalization or similar transactions. As of December 12, 2007, there were 2,400 shares issued under the Plan.

Awards under the Plan. Under the Plan, the Compensation and Option Committee (Committee) may grant the ISOs, as defined in Section 422 of the Internal Revenue Code, as amended, options which do not so qualify, performance awards, non-employee director awards and other stock-based awards.

Option Price. For any option granted under the Plan, the option price per share of common stock may be any price not less than par value per share as determined by the Committee; however, the option price per share of any ISO may not be less than 100% of the fair market value (FMV) of the common stock on the date such ISO is granted. Under the Plan, the “Fair Market Value” is the closing price of our common stock on the business day immediately preceding the date of grant; however, if the shares are not publicly traded, then the FMV will be as the Committee will in its sole and absolute discretion determine in a fair and uniform manner.

Exercise of Options. Each option is exercisable in such amounts, at such intervals and upon such terms as the Committee may determine. In no event may an option be exercisable after ten years from the date of grant. Each outstanding option may, in the sole discretion of the Committee, become immediately fully exercisable (i) if there occurs any transaction (which will include a series of transactions occurring within 60 days or occurring pursuant to a plan), that has the result that our shareholders immediately before such transaction cease to own at least 51% of our voting stock or of any entity that results from our participation in a reorganization, consolidation, transaction, liquidation or any other form of corporate transaction; (ii) if our shareholders approve a plan of consolidation, reorganization, liquidation or dissolution in which we do not survive; or (iii) if our shareholders approve a plan for the sale, lease, exchange or other disposition of all or substantially all our property and assets. The Committee may in its sole discretion accelerate the date on which any option may be exercised and may accelerate the vesting of any shares subject to any option or previously acquired by the exercise of any option. Options granted to the officers and directors under the Plan cannot be exercised unless otherwise expressly provided in any option, until six months following the date of grant and if and only if the optionee is in the employ of our Company on such date.

Nontransferability. Options under the Plan are not transferable by an optionee other than to a family member or by will or the laws of descent and distribution, and options are exercisable during an optionee's lifetime only by the optionee.

Termination of Options. The expiration date of an option is determined by the Committee at the time of the grant. The Plan provides that if an optionee’s employment is terminated for any reason other than for cause, mental or physical disability or death, then the unexercised portion of the optionee’s options will terminate three months after such termination. If an optionee’s employment is terminated for cause, the unexercised portion of the optionee’s options will terminate immediately upon this termination. If an optionee’s employment is terminated by reason of the optionee’s mental or physical disability, the unexercised portion of the optionee’s options will terminate 12 months after such termination. If an optionee’s employment is terminated by reason of the optionee’s death, the unexercised portion of the optionee’s options will terminate 12 months after the optionee’s death.

Nonqualified Stock Options. An optionee granted a Nonqualified Stock Options (NSO) under the Plan will generally recognize, at the date of exercise of such NSOs, ordinary income equal to the difference between the exercise price and the FMV of the shares of common stock subject to the NSOs.

Restricted Stock. Restricted stock may be granted to employees or consultants. The grant may be subject to vesting or forfeiture conditions similar to the options.

Termination or Amendment of the Plan. Our Board may at any time terminate the Plan or make such amendments thereto as it deems advisable, without action on the part of our shareholders unless their approval is required. However, no termination or amendment will, without the consent of the individual to whom any option has been granted, affect or impair the rights of such individual.

Since the Plan’s inception, the Company issued 2,400 shares of common stock.

2007 Equity Incentive Plan

On September 23, 2007, our Board adopted the 2007 Equity Incentive Plan (Plan) (which has not yet been approved by our shareholders) to align the interests of employees, consultants, and non-employee Board members with the interests of our shareholders, to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The Plan is administered by the Board’s Compensation and Options Committee (Committee) which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award. We intend to present this Plan to our shareholders for consideration and approval at the next shareholder meeting. The Plan is effective as of September 24, 2007, subject to shareholder approval.

Shares Subject to the Plan. Under the Plan, the aggregate number of shares of our common stock that may be issued is 750,000 shares, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions. The maximum number of shares of our common stock with respect to which all grants may be made under the Plan to any individual during any calendar year is 100,000 shares, subject to adjustment. The maximum number of shares of common stock with respect to which all incentive stock option grants may be made under the Plan to any individual during any calendar year will be the lesser of any restriction imposed under Section 422 of the IRS Code or 100,000 shares of common stock, subject to adjustment. The individual limits apply whether the grants are paid in shares of common stock or cash. All cash payments must be equal the fair market value of the shares of common stock to which the cash payments relate. The Plan contemplates no restriction with respect to the number of shares of common stock subject to non-qualified stock option grants made to any individual during any calendar year.

The term “fair market value” means, unless the Committee determines otherwise with respect to a particular (i) non-qualified stock option grant, the Volume Weighted Average Price of our common stock for the thirty days preceding the grant and (ii) incentive stock option grant, (x) if the principal trading market for the our common stock is the American Stock Exchange, the New York Stock Exchange or another national securities exchange, the “closing transaction” price at which shares of our common stock are traded on such securities exchange on the relevant date or (if there were no trades on that date) the latest preceding date upon which a sale was reported, (y) if our common stock is not principally traded on a national securities exchange, but is quoted on The NASD Over-The-Counter Bulletin Board (OTCBB) or the Pink Sheets (Pink Sheets), the last reported “closing transaction” price of our common stock on the relevant date, as reported by the OTCBB or Pink Sheets, or, if not so reported, as reported in a customary financial reporting service, as the Committee determines. Notwithstanding the foregoing if the common stock is not publicly traded or, if publicly traded, is not subject to reported transaction prices the fair market value per share will be determined by the Committee; for federal, state and local income tax purposes, the fair market value may be determined by the Committee in accordance with uniform and non-discriminatory standards adopted by it from time to time.

Awards under the Plan. Under the Plan, the Committee may grant awards in the form of incentive stock options (Incentive Stock Options), as defined in Section 422 of the IRS Code, options which do not so qualify (Nonqualified Stock Options) and stock awards.

Options. The duration of any option is within the sole discretion of the Committee; provided, however, that any Incentive Stock Option granted to a 10% or less shareholder or any Nonqualified Stock Option is, by its terms, to be exercised within ten years after the date the Option is granted and any Incentive Stock Option granted to a greater than 10% shareholder will, by its terms, be exercised within five years after the date the Option is granted. The price at which each share of our common stock is subject to an Option will be determined by the Committee; provided, however, that the price for an Option (including Incentive Stock Options or Nonqualified Stock Options) will be equal to, or greater than, the fair market value of a share of our common stock on the date the Option is granted and further provided that Incentive Stock Options may not be granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our common stock or any parent or subsidiary, as defined in section 424 of the IRS Code, unless the price per share is not less than 110% of the fair market value of our common stock on the date of grant.

Termination of Employment. If the employment or service of a participant is terminated for cause, the options of such participant, both accrued and future, then held will terminate immediately. If the employment or service of the participant is terminated by either the participant or by us for any reason other than for cause, death, or for disability, as defined in Section 22(e)(3) of the IRS Code, the Options of such participant then outstanding will be exercisable by such participant at any time prior to the expiration of the Options or within one month after the date of such termination, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options at the date of such termination. In the case of a participant who becomes disabled, as defined by Section 22(e)(3) of the IRS Code, the rights of such participant under any then outstanding Options will be exercisable by such participant at any time prior to the expiration of the Options or within one year after the date of termination of employment or service due to disability, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options at the date of such termination. In the event of the death of a participant, the rights of such participant under any then outstanding Options will be exercisable by the person or persons to whom these rights pass by will or by the laws of descent and distribution, at any time prior to the expiration of the Options or within one year after the date of death, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options, if any, at the date of death. Another period of time for the exercise of Options may be specified by the Compensation Committee for the aforementioned terminations with the exception of termination for cause. The terms and conditions regarding any other awards under the Plan will be determined by the Committee. If a person or estate acquires the right to exercise an award under the Plan by bequest or inheritance, we may require reasonable evidence as to the ownership of such award, and may require such consents and releases of taxing authorities as we may deem advisable.

Incentive Stock Options. A participant is not taxed at the time an Incentive Stock Option is granted. The tax consequences upon exercise and later disposition depend upon whether the participant was our employee at all times from the date of grant until three months preceding exercise (one year in the case of death or disability) and on whether the participant holds the shares for more than one year after exercise and two years after the date of grant of the Option. If the participant satisfies both the employment rule and the holding rule, for regular tax purposes the participant will not realize income upon exercise of the Option and we will not be allowed an income tax deduction at any time. The difference between the Option price and the amount realized upon disposition of the shares by the participant will constitute a long-term capital gain or a long-term capital loss, as the case may be. Neither the employment rule nor the holding rule will apply to the exercise of an Option by the estate of a participant, provided that the participant satisfied the employment rule as of the date of such participant's death. If the participant meets the employment rule but fails to observe the holding rule, the participant generally recognizes as ordinary income, in the year of the disqualifying disposition, the excess of the fair market value of the shares at the date of exercise over the Option price. Any excess of the sales price over the fair market value at the date of exercise will be recognized by the participant as capital gain (long-term or short-term depending on the length of time the stock was held after the Option was exercised). If, however, the sales price is less than the fair market value at the date of exercise, then the ordinary income recognized by the participant is generally limited to the excess of the sales price over the Option price. In both situations, our tax deduction is limited to the amount of ordinary income recognized by the participant.

Nonqualified Stock Options. Under present regulations, a participant who is granted a Nonqualified Stock Option will not realize taxable income at the time the Option is granted. In general, a participant will be subject to tax for the year of exercise on an amount of ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the Option price, and we will receive a corresponding deduction. Income tax withholding requirements apply upon exercise. The participant's basis in the shares so acquired will be equal to the Option price plus the amount of ordinary income upon which he is taxed. Upon subsequent disposition of the shares, the participant will realize capital gain or loss, long-term or short-term, depending upon the length of time the shares are held after the Option is exercised.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Transactions with our officers, directors, 5% or greater shareholders, and other affiliates are made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third-parties and must be approved by a majority of the independent, disinterested members of our Board.

On July 6, 2006, we issued an 8% unsecured promissory note and executed a financing agreement for $100,000 with Charlemagne Holdings, Inc (CHI). The terms of this loan were consistent with those of the May 5, 2006 Bridge Financing Agreement except that the note matured the earlier of (i) 80 days from the date of the note or (ii) the second day following the closing of an aggregate of $2,000,000 gross proceeds from a private placement of our securities. CHI and we have agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006, in consideration for a total of 12,122 of additional shares of our common stock. On April 25, 2007, the note was converted into two Bridge Units, and accordingly, we issued a $100,000 8% Subordinated Secured Convertible Bridge Note and 12,122 shares of common stock. On June 12, 2007, the Board approved the appointment of Gregg M. Steinberg, sole owner of CHI, to our Board.

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This 8% promissory note was due January 31, 2006. We also agreed to pay 600 shares of our common stock per month for each month the debt remained outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to the Board. On February 25, 2006, an additional $25,000 was advanced from Mrs. Rosenbaum, for a total loan of $125,000. We agreed with Mrs. Rosenbaum to extend the term of the note in consideration for the issuance of 6,667 shares of common stock. The value of the stock was calculated based upon the closing market price on the original date of the loan and was amortized over term of the loan. The note plus accrued interest was repaid from the proceeds of the March 29, 2007 private placement that closed on May 4, 2007. We issued a total of 15,152 shares of common stock to Mrs. Rosenbaum.

In May 2007, High Capital Funding, LLC, a principal shareholder, invested $276,000 to purchase 5.52 units in the March 2007 private placement and elected to convert the remaining portion of its previously issued $84,000 Bridge Note into additional 1.68 units in the March 2007 private placement. We issued two 8% Subordinated Secured Convertible Bridge Notes to High Capital totaling $360,000 and 43,640 shares of common stock. High Capital Funding, LLC is entitled to penalty shares for late registration as noted in the March 2007 private placement discussion, in the amount of 22,846 shares as of August 31, 2007.

In October 2007, to obtain working capital, we entered into a financing arrangement with High Capital Funding, LLC. The financing arrangement involved the issuance of a two-year promissory note to HCF in the aggregate principal amount of $166,667. In satisfaction of the note in full, we agreed to pay to HCF $238,094, with $71,427 representing the original issue discount on the note of 30%. We also agreed to prepay the principal amount of the note at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. We paid the full amount of the original discount with proceeds of this offering. In the event of default on these notes, including the failure to make the prepayment required thereunder, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $8,333 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the HCF financing. The net proceeds to us from the HCF financing arrangement were in the amount of $156,584. The promissory note contains events of default and other terms and provisions customary for instruments of this nature.

Director Independence

Our board of directors has determined that a majority of our directors and all current members of the Audit Committee, the Compensation and Options Committee and the Nominating and Governance Committee are “independent” for purposes of Section 121 of the American Stock Exchange, also referred to herein as “AMEX,”

Company Guide, and that the members of the audit committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and Section 803 of the AMEX Company Guide. The board of directors based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. The independent directors are James D. Baker, Jose de la Torre, Alberto Del Valle, Lawrence B. Fisher, Mark Haggerty, Michael Rosenbaum and Gregg M. Steinberg.

Item 13.

Exhibits

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-KSB.

(4) Exhibits

Exhibit
No.

Description

2.1

Exchange Agreement dated May 28, 2003 between Transform Pack International and Quantum HIPAA Consulting Group, Inc. (4)

2.3

Agreement and Plan of Exchange between The Quantum Group, Inc., Quantum Medical Technologies, Inc. and Noel J. Guillama, dated August 9, 2004 (2)

3.1(i)

Articles of Incorporation (6)

3.1(ii)

By-Laws (6)

4.1

Form of Warrant Agreement (8)

4.2

Form of Representative’s Warrant (8)

4.3

Form of Unit Certificate (8)

4.4

Form of Warrant Certificate – Class A (8)

4.5

Form of Warrant Certificate – Class B (8)

4.6

Form of Common Stock Certificate (7)

10.1

Form of the 8% Subordinated Secured Convertible Bridge Note dated August 29, 2006 (5)

10.2

Form of the 8% Subordinated Secured Convertible Bridge Note dated December 18, 2006 (5)

10.3

Form of the 8% Subordinated Secured Convertible Bridge Note dated March 29, 2007 (6)

10.4

Financing Agreement with High Capital Funding, LLC dated April 27, 2006 (5)

10.5

Financing Agreement with High Capital Funding, LLC dated August 21, 2006 (5)

10.6

Financing Agreement with High Capital Funding, LLC dated March 29, 2007 (5)

10.7

Secured Promissory Note issued to High Capital Funding, LLC dated April 27 2006 (5)

10.8

2003 Incentive Equity and Option Plan (1)**

10.9

Form of Subscription and Registration Rights Agreement dated August 29, 2006 (6)

10.10

Form of Subscription and Registration Rights Agreement dated December 18, 2006 (6)

10.11

Form of Subscription and Registration Rights Agreement dated March 29, 2007 (6)

10.12

Form of Security Agreement (5)

10.13

Form of Placement Agent Warrant (6)

10.14

Office Lease Agreement (5)

10.15

Placement Agent Agreement dated August 29, 2006 (5)

10.16

Placement Agent Agreement dated December 15, 2006 (5)

10.17

Placement Agent Agreement dated March 28, 2007 (5)

10.18

Executive Employment Agreement between the Company and Noel J. Guillama dated September 7, 2007 (3)**

10.19

Management Agreement with QMed Billing, Inc. (5)

10.20

Management Agreement with QMed Billing, Inc. (5)

10.21

Agreements with CarePlus (5)

10.22

Agreements with Staywell WellCare (5)

10.23

Agreements with Citrus global risk agreement (5)

10.24

Form Agreement with primary care physicians (5)

10.25

Form Agreement with specialists and ancillary service providers (5)

10.26

2007 Equity Incentive Plan (5)

10.27

Amendment to the Management Agreement with QMED Billing, Inc. dated October 1, 2007 (6)

10.28

Amendment to the Management Agreement with QMED Billing, Inc. dated October 1, 2007 (6)

10.29

Financing Agreement with High Capital Funding, LLC dated October 23, 2007 (6)

10.31

Promissory Note with Paulson Investment Company, Inc. dated December 4, 2007 (7)

10.32

Quantum/Newbridge warrant repurchase agreement December 7, 2007 (8)

21.1

List of Subsidiaries (5)

31.1

CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2

CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1

CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002 *

32.2

CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 *

———————

*

Filed herewith.

**

Indicates a management contract or a compensatory plan or arrangement.

(1)

Incorporated by reference to the Company’s Information Statement (Schedule 14C) filed with the SEC on January 7, 2004.

(2)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2004.

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2007.

(4)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2003.

(5)

Previously filed as part of Amendment No. 4 to the Company’s registration statement on Form SB-2 (SEC File No. 333-142990) filed with the SEC on September 26, 2007.

(6)

Previously filed as part of Amendment No. 5 to the Company’s registration statement on Form SB-2 (SEC File No. 333-142990) filed with the SEC on October 25, 2007.

(7)

Previously filed as part of Amendment No. 7 to the Company’s registration statement on Form SB-2 (SEC File No. 333-142990) filed with the SEC on December 6, 2007.

(8)

 Previously filed as part of Amendment No. 7 to the Company’s registration statement on Form SB-2 (SEC File No. 333-142990) filed with the SEC on December 6, 2007.

Item 14.

Principal Accountant Fees and Services

The following represents fees for professional services rendered by DaszkalBolton, LLP (“DB”), our independent accounting firm, for the fiscal years 2007 and 2006:

	2007	2006
Audit	$55,930	$18,000
Audit-related	58,135	—
Tax	6,500	—
All other	—	—
Total	$120,565	$18,000

Audit Fees

These fees include fees for professional services rendered for the audit of our annual financial statements, the financial statements included in our quarterly reports on Form 10-QSB and services in connection with our statutory and regulatory filings.

Audit-Related Fees

These fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under the caption “Audit Fees.” We incurred these fees for services related to review of our registration statements.

Tax Fees

Tax fees billed by the Company’s principal accountant totaled $6,500.

All Other Fees

No other fees have been incurred by the Company.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The audit committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The audit committee on an annual basis reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. All requests for services to be provided by the independent accountants, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the chief financial officer. The chief financial officer has the authority to authorize services that fall within the category of services that the audit committee has pre-approved. If there is any question as to whether a request for services falls within the category of services that the audit committee has pre-approved, our chief financial officer will consult with the chairman of the audit committee. The chief financial officer submits requests or applications to provide services that the audit committee has not pre-approved, which must include an affirmation by the chief financial officer and the independent accountants in question that the request or application is consistent with the SEC’s rules on auditor independence, to the audit committee (or its chairman or any of its other members pursuant to delegated authority) for approval.

As permitted under the Sarbanes-Oxley Act of 2002, the audit committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the audit committee at the next scheduled quarterly meeting. The audit committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence concluded that it is compatible.

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this February 13, 2008.

THE QUANTUM GROUP, INC.

By:	/s/ Noel J. Guillama
Noel J. Guillama,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Noel J. Guillama	/s/ Donald B. Cohen
Noel J. Guillama, Director	Donald B. Cohen, Director
President and Chief Executive Officer Date: February 13, 2008	Executive Vice President and Chief Financial Officer
Date: February 13, 2008

/s/ Mark Haggerty	/s/ Susan Darby Guillama
Mark Haggerty, Director	Susan Darby Guillama, Director
Date: February 13, 2008	Executive Vice President
Date: February 13, 2008

/s/ James D. Baker
James D. Baker, Director	Michael Rosenbaum, Director
Date: February 13, 2008	Date:

/s/ Jose de la Torre	/s/ Alberto Del Valle
Jose de la Torre, Director	Alberto Del Valle, Director
Date: February 13, 2008	Date: February 13, 2008

/s/ Gregg M. Steinberg	/s/ Lawrence B. Fisher
Gregg M. Steinberg, Director	Lawrence B. Fisher, Director
Date: February 13, 2008	Date: February 13, 2008

THE QUANTUM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Quantum Group, Inc.

We have audited the accompanying consolidated balance sheet of The Quantum Group, Inc. as of October 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc., at October 31, 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal-Bolton, LLP

DaszkalBolton LLP

Boca Raton, Florida

February 13, 2008

THE QUANTUM GROUP, INC.

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2007

Assets
Current assets
Cash	$530,720
Restricted cash	51,074
Accounts receivable	262,026
Prepaid expenses	482,017
Other current assets	34,073
Total current assets	1,359,910
Property and equipment, net of accumulated depreciation of $220,182	178,214
Goodwill	23,300
Other assets	61,865
Total assets	$1,623,289
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$450,372
Accrued liabilities	703,524
Accrued payroll and payroll taxes	1,119,975
Due to HMOs, net of receivable of $444,619	272,518
Notes payable and accrued interest – shareholders – current portion	474,261
Notes payable - 8% convertible debentures, net of discount of $0	6,050,000
Loans payable - current portion, net of discount of $123,141	607,893
Capital lease obligation - current portion	16,178
Other current liabilities	558,347
Total current liabilities	10,253,068
Long-term debt
Loans payable, net of current portion	28,989
Notes payable and accrued interest – shareholders, net of current portion	439,707
Non-controlling interest in variable interest entities	180,932
Capital lease obligation, net of current portion	46,940
Total long-term debt	696,568
Total liabilities	10,949,636

Commitments and contingencies Shareholders’ deficit
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 2,037,359 shares issued and outstanding	2,037
Additional paid in capital	10,127,636
Deferred compensation	(89,023)
Accumulated deficit	(19,366,997)
Total shareholders’ deficit	(9,326,347)
Total liabilities and shareholders’ deficit	$1,623,289

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended October 31,
	2007	2006
		(restated)
Revenues
Provider systems	$2,781,126	$41,203
Management support services	1,784,014	54,050
	4,565,140	95,253

Direct Costs
Provider systems	3,026,891	41,203
Management support services	1,293,717	41,007
	4,320,608	82,210

Gross profit	244,532	13,043

Operating expenses
Salaries and employee benefits	3,712,851	1,782,497
Consulting	395,426	308,282
Occupancy	363,295	114,492
Depreciation and amortization	82,598	62,126
Other general and administrative expenses	1,202,982	663,953

Total operating expenses	5,757,152	2,931,350

Loss from operations	(5,512,620)	(2,918,307)

Non-operating expenses
Amortization of debt discount	3,830,377	1,152,071
Amortization of financing costs	749,755	431,449
Late registration penalties	546,231	—
Interest and other expense	621,117	170,933

Total non-operating expenses	5,747,480	1,754,453

Loss before income tax provision	(11,260,100)	(4,672,760)

Income tax provision	—	—

Net loss	$(11,260,100)	$(4,672,760)

Basic and diluted (loss) per common share	$(6.55)	$(4.72)

Weighted average number of common shares outstanding	1,720,305	989,191

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2005	—	$—	908,465	$908	$2,957,297	$(124,838)	$(3,434,137)	$(600,770)
Issuance common stock - private placement	—	—	26,800	27	291,423	—	—	291,450
Grant of stock - deferred compensation	—	—	—	—	254,100	(254,100)	—	—
Issuance of common stock - deferred compensation	—	—	6,428	6	(6)	—	—	—
Issuance of common stock - in lieu of cash	—	—	9,590	10	165,660	—	—	165,670
Issuance of common stock - stock based compensation	—	—	6,074	6	96,064	—	—	96,070
Issuance of common stock warrants - private placement fees	—	—	—	—	215,941	—	—	215,941
Expiration of warrants	—	—	—	—	(145,000)	—	—	(145,000)
Compensation related to deferred compensation	—	—	—	—	—	67,148	—	67,148
Grant of stock options	—	—	—	—	3,150	(3,150)	—	—
Issuance of common stock - credit line fee	—	—	36,364	36	727,237	—	—	727,273
Issuance of common stock - in relation to bridge loans	—	—	134,667	135	860,407	—	—	860,542
Issuance of common stock - in relation to other loans	—	—	13,672	14	233,855	—	—	233,869
Issuance of common stock - in relation to PPM	—	—	106,061	106	397,602	—	—	397,708
Net (loss)	—	—					(4,672,760)	(4,672,760)
Balance at October 31, 2006 (restated)	—	$—	1,248,603	$1,248	$6,057,729	$(314,940)	$(8,106,897)	$(2,362,860)
Issuance common stock - private placement	—	—	627,340	627	2,248,899	—	—	2,249,526
Issuance of private placement warrants	—	—	—	—	287,394	—	—	287,394
Amortization of deferred compensation	—	—	—	—	—	68,892	—	68,892
Issuance of common stock - deferred compensation	—	—	7,600	8	(8)	—	—	—
Terminations of stock grants - deferred compensation	—	—	—	—	(74,025)	74,025	—	—
Reclass of deferred compensation - options	—	—	—	—	(83,000)	83,000	—	—
Issuance of common stock - in lieu of cash	—	—	21,672	22	136,591	—	—	136,613
Issuance of common stock - stock based compensation	—	—	21,554	21	122,409	—	—	122,430
Amortization of option grants	—	—	—	—	835,046	—	—	835,046
Cancellation of purchase of software	—	—	(8,000)	(8)	(169,992)	—	—	(170,000)
Issuance of common stock - credit line fee	—	—	18,304	18	190,921	—	—	190,939
Issuance of common stock - in relation to other loans	—	—	7,963	8	29,534	—	—	29,542
Issuance of common stock - late registration fee	—	—	92,323	93	546,138	—	—	546,231
Net (loss)	—	—	—	—	—	—	(11,260,100)	(11,260,100)
Balance at October 31, 2007	—	$—	2,037,359	$2,037	$10,127,636	$(89,023)	$(19,366,997)	$(9,326,347)

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2007	2006
		(Restated)
OPERATING ACTIVITIES
Net (loss)	$(11,260,100)	$(4,672,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,598	61,658
Amortization of debt discount	3,830,377	1,152,071
Amortization of loan fees	749,755	431,449
Amortization of deferred compensation	68,892	67,148
Amortization of option grants	835,046	—
Issuance of stock for compensation	122,430	96,070
Issuance of stock in lieu of cash	136,613	29,150
Issuance of shares for late registration penalty	546,231	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(58,352)	—
Decrease in other assets	(283,008)	143,183
Increase in due to HMOs	272,518
Increase in accounts payable and accrued liabilities	1,684,473	771,680

Total adjustments	7,987,573	2,752,409

Net cash used in operating activities	(3,272,527)	(1,920,351)

INVESTING ACTIVITIES
Purchase of property and equipment	(42,239)	(47,533)
Sale of fixed assets	1,500	—

Net cash used in investing activities	(40,739)	(47,533)

FINANCING ACTIVITIES
Proceeds from private placement	4,841,000	875,000
Proceeds from interim bridge financing	—	1,100,000
Proceeds from other loans	640,000	275,000
Proceeds from credit line	306,371	443,000
Proceeds from issuance of common stock	—	335,000
Payments of placement agent fees and expenses	(725,117)	(313,136)
Repayments on capital lease obligations	(11,402)	(5,397)
Repayments on loans and notes payable	(983,771)	(784,277)
Repayment of shareholder loans	(204,098)	—

Net cash provided by financing activities	3,862,983	1,925,190

Net increase (decrease) in cash	549,717	(42,694)

Cash at beginning of period	32,077	74,771

Cash at end of period	$581,794	$32,077

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended October 31,
	2007	2006
		(Restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$83,215	$68,429

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations incurred on purchases of equipment	$56,990	$16,047
Issuance of stock credit line fee	$190,940	$727,273
Note payable - fixed asset acquisition	$17,019	$47,977
Note payable - software acquisition	$—	$29,250
Non-controlling interest in variable interest entities	$129,404	$51,528
Conversion of loans to private placement	334,000	—

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

NOTE 1:

DESCRIPTION OF COMPANY

The Company’s business model is to be a provider of services to the healthcare industry in three complementary areas: providing healthcare services to consumers through provider systems; providing management support services in the form of systems, technology and management solutions to physicians, Health Maintenance Organizations (HMOs), healthcare facilities and physician associations; and acquiring and developing new technologies for the healthcare delivery system.

The Company has five full-risk HMO contracts of which three are at risk and providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is able to offer management support services by entering into a full-risk management agreement with a billing company, whereby, the Company runs the operation and accepts all risk of ownership.

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2007 there were no cash equivalents. The Company has $51,074 in cash which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which ranges from three to five years.

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

Alleviation of Going Concern

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of Fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities on an as needed basis. We were able to fund our company’s operations utilizing cash generated from operations and our financing activities. Our financing activities only provided the cash required to sustain our operations for no more than 3-4 months, and therefore, there was uncertainty as to our company’s ability to continue our development. On December 12, 2007, we closed on our secondary offering. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The total proceeds from the secondary public offering were $13,200,000 and after expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000. The offering provided the cash required to continue development of our provider systems; and the development and deployment of our management support services for a period of at least 12 months even if our operations do not provide sufficient cash flow.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of October 31, 2007, there was no impairment of goodwill.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended October 31, 2007, the Company determined that the software and domain name purchased in connection with the Biocard personal health record (PHR) was not sufficient without extensive further programming and the documentation required was not provided by the seller. Therefore, the Company has voided the purchase and cancelled the 8,000 shares of common stock given as consideration and reduced the asset for software and domain name by $170,000.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended October 31, 2007 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., The Quantum Agency, Inc., Quantum Medical Technologies, Inc. and Renaissance Administrative Services, Inc. The billing companies in which the Company has full risk of the operations are variable interest entities, as defined by FASB Interpretation No. 46 (R), and therefore the accounts have been consolidated. All intercompany accounts have been eliminated in consolidation.

Variable Interest Entities

We are counter-party to various management agreements with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). We have included the net assets and operations of these entities as of October 31, 2007, as we believe we are the Primary Beneficiary, as defined in the Interpretation. These entities engage in the business of medical billing and collections. As of October 31, 2007, the book value of the assets and liabilities associated with these entities totaled a net deficit of $336,434. In addition, the revenues and net loss derived from these entities were $1,771,664 and $305,184, respectively, for the year ended October 31, 2007. The consultant which we have retained to manage these entities has an ownership interest in or manages companies generating $560,903 and $872,159 respectively, of the total revenues of the billing company. The receivable balance associated with these related parties at October 31, 2007 is $161,520. The management contracts with these entities expire on December 31, 2007. We plan to renew these contracts but there can be no assurance that a renewal will be executed.

Until February 28, 2007, we were a Primary Beneficiary of another billing and collections company. At the time of deconsolidation, this entity had a book value of approximately $26,000. In addition, the revenues and net loss derived from this entity was $34,291 and $31,994, respectively.

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five Health Maintenance Organizations (HMOs) of which three are operational. We started managing patients for one of the contracts in September 2005; however, we are not at full risk until the HMO provides us with a minimum of 300 members. As a non-full-risk contract, we had recorded income relating to the primary care physicians’ charges until the contract became full risk on October 1, 2007. Medical costs associated with the revenues were equal to the revenues. The other two contracts became effective in January 2007 and were full risk from inception. Under a full-risk contract, we receive a monthly fee for

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full-risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

In June 2006, we entered into a management agreement with a medical billing and collections company. Under the terms of the agreement, we paid an amount to the billing and collections company and assumed all management responsibility and financial risk of the operation of the business. We have included all the revenues and expenses for this operation in our consolidated financial statements. Revenues are recorded upon the collection of billed services for the billing and collections company’s clients. We and the medical billing and collections company mutually agreed to discontinue the management agreement as of February 28, 2007.

In December 2006, we entered into management agreements with two additional medical billing companies which have been reflected as Variable Interest Entities. Each of the two companies signed similar agreements. Under the terms of these agreements, we currently pay 1,500 shares of our common stock per month and are responsible for total operations. In return, the billing companies assigned all revenues and expenses to us. As a part of the agreements, we agreed to pay a management fee to the current manager and a fee for the support services of one employee. There is no employee-employer relationship created by the agreements.

Through our insurance subsidiary, we entered into an agreement with an HMO to assist in the recruitment of members for a fixed fee per member enrolled. We recognize revenue, net of commissions paid, in the month when the member signs up with the HMO.

Reverse Stock Split

On August 31, 2006, the shareholders authorized the board of directors to affect a reverse stock split of our outstanding common stock to comply with the initial listing requirements of a national securities exchange or initial quotation requirement on an automatic quotation system of a national securities association with the ratio to be determined by the board in our best interest. On March 9, 2007, the board of directors approved a 1:25 reverse stock split which was effectuated on March 29, 2007. All share and per share amounts have been restated to reflect the reverse stock split.

Stock Compensation

Effective November 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of Fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for the fiscal year ended October 31, 2006 have not been restated.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date, consistent with the methodology prescribed under SFAS No. 123 for year ended October 31, 2006, our net loss and loss earnings per share would have been affected to the pro forma amounts indicated below:

For the Year Ended October 31, 2006
Net Loss
As reported	$4,672,760
Pro forma	$4,951,725

Loss per share
As reported	$4.72
Pro forma	$5.01

As of October 31, 2007, we have 258,890 vested options with exercise prices ranging from $3.50 to $37.50 per share and expiring in years 2008 through 2017. We have granted an additional 647,659 options which have not been vested as of the year ended October 31, 2007 with exercise prices ranging from $2.05 to $37.50 and expiring in years between 2010 and 2021. These options vest between the years 2007 through 2011.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company adopted SFAS 123R beginning on November 1, 2006 and realized an increase in stock based compensation of approximately $680,000 during the year ended October 31, 2007 as a result of the adoption of SFAS 123R.

In December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No.141(R) and 160 on or after December 15, 2008 (2010 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on its consolidated financial statements.

In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48, which is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company believes the potential impact of FIN No. 48 on its financial position, cash flows and results of operations is not material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operation, and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of Fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

NOTE 3:

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

NOTE 4:

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2007 and 2006:

	2007	2006
Computer and other equipment	$182,102	$120,219
Furniture and Fixtures	110,883	32,622
Automobile	38,953	38,953
Leasehold Improvements	66,457	52,580
	398,396	130,818
Less: Accumulated Depreciation	(220,182)	(91,803)
Total	$178,214	$152,571

Depreciation expense for the years ended October 31, 2007 and 2006 was $82,598 and $62,126. During the prior year, leasehold improvements were abandoned when the prior lease was terminated. The remaining book value of the abandoned leasehold improvements was $11,765, which was fully depreciated over the shortened lease period.

NOTE 5:

DEBT

Interim Bridge Loans

On May 5, 2006, the Company agreed to a Bridge Financing Agreement with High Capital Funding LLC, the lead lender, for $501,000. The agreement included an issuance of an 8% Secured Promissory Note and 26,667 shares of the Company’s common stock valued at $500,000. Additional fees include a placement agent fee of $50,000 plus one 5-year warrant to purchase 2,667 shares of the Company’s common stock at a price of $5.00 per share, valued at $47,334 using the Black Scholes method, and a documentation fee of 1,334 shares of the Company’s common stock valued at $25,000. The common stock issued has registration rights. The value of the stock was determined by the closing market price on the date of the loan. The note was to mature upon the earlier of the 80th day following the receipt by the escrow agent of the $501,000, July 14, 2006, or the second business day

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

following the closing of an aggregate of $1,000,000 of gross proceeds from a private placement. In June 2006, the Company raised an additional $150,000 under the same terms and issued 8,004 shares of the Company’s common stock at a value of $159,998. Additional fees include placement agent fee of $15,000 and one 5-year warrant to purchase 800 shares of the Company’s common stock at a price of $5.00 per share, valued at $15,200 using the Black Scholes method. When the note was not repaid at maturity, the interest rate increased to 18% retroactive to the closing date and the Company issued 1,334 shares valued at $26,666, as per the terms of the agreement. All fees and premiums are amortized over the term of the loans. On August 21, 2006, the Company and the lead lender agreed to a $1,000,000 Interim Bridge Financing Agreement whereby the amount owed under the above agreement, $651,000, was included in the amount loaned. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. The Company allocated $323,331 to the Secured Promissory Note and $327,669 to the common stock. On August 21, 2006 the Company signed an Interim Bridge Financing Agreement with the lead investor for a maximum of $1,000,000 to repay the original Bridge Financing Agreement, $501,000 (Tranche A) and the $150,000 additional bridge (Tranche B), and raise an additional $349,000 (Tranche C). The agreement provided for an additional $300,000 credit line. The agreement carries an interest rate of 18% on the first $651,000, the amount owed on the existing promissory notes above, and 8% on amounts in excess of $651,000. As additional compensation, the Company issued an additional 34,061 shares of common stock to the original lender, 10,182 shares to Tranche B investors and 42,316 shares to Tranche C investors. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. The Company allocated $501,152 to the Secured Promissory Note and $598,848 to the common stock. The Company has also issued 36,364 shares of common stock to the original investor for the credit line agreement and recorded the fair value of the stock, $681,818, as a credit line fee to be amortized over the term of the credit line. The total value of the common stock issued was based on the closing price of the Company’s common stock on the date of the loan. Additional fees include a placement agent fee of $60,370 plus one 5-year warrant to purchase 12,122 shares of the Company’s common stock at a price of $5.00 per share, valued at $81,818 using the Black Scholes method. The terms of the loan include repayment of principal and interest from the proceeds of the subsequent private placement equal to 50% of the funds received until the loans are paid in full. As of October 31, 2006, $443,698 of the principal was repaid.

On July 6, 2006, the Company signed an 8% promissory note and financing agreement for $100,000 with a lender. The terms were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note was unsecured. The lender and the Company agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender will be issued 12,122 additional shares. The proceeds from the financing were allocated between the 8% Secured Promissory note and the common stock issued based on the fair value. The Company allocated $48,387 to the Promissory Note and $51,613 to the common stock. The total value of the common stock issued was based on the closing price of the Company’s common stock on the date of the loan. The interim bridge financing agreement included certain registration rights which generally required that if the Bridge Shares were not registered by March 31, 2007, we were subject to a monthly late registration penalty of 2% of the original principal amount in common stock, based upon the average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by March 31, 2007. A registration statement was not filed by March 31, 2007; therefore we incurred a late registration penalty in the amount of $103,758 and issued 20,637 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007.

In December 2006 and January 2007, the Company requested additional credit line funding of $56,000 and $95,000, respectively. In February 2007, the credit line of $451,000 was paid in full. In March 2007, the Company repaid an additional $422,302 of the principal of the interim bridge notes. Two lenders elected to convert interim bridge financing totaling $134,000 into the March 2007 PPM.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

Secured Convertible Debentures

On August 29, 2006, we signed an agreement with a placement agent to raise $3,000,000 by selling 60 units in a private placement memorandum (August 2006 PPM). Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) and 6,061 shares of common stock (Bridge Shares). Each note payable matured on March 31, 2007, and was extended without penalty by 60 days by the placement agent to May 29, 2007. Principal and interest on the Secured Convertible Debentures could have been converted into equity securities that we sell in a future offering at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. Under the agreement, we were required to use our best efforts to register the shares underlying the converted Debt and the Bridge Shares with the Securities and Exchange Commission (SEC). The private placement included certain registration rights which generally required that if the Bridge Shares and the conversion shares were not registered by February 28, 2007, we would file a registration statement by March 31, 2007. We were subject to a monthly late registration penalty of 2% of the original principal amount in common stock, based upon the average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by March 31, 2007. A registration statement was not filed by March 31, 2007; therefore we incurred a late registration penalty in the amount of $130,280 and issued 26,151 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. The Debt was secured by all of our assets. This private placement ended on November 30, 2006 and 26 units were sold, 157,588 shares were issued and a placement agent fee and reimbursement expenses of $209,942 plus one five (5)-year warrant to purchase 15,758 shares of our common stock at a price of $8.25 per share, valued at $121,821 using the Black Scholes method. We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” were not met. Based on this finding and pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we have (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. As a result, we allocated the proceeds from the sale of units ($1,300,000) as follows: (1) $534,975 to the convertible debt, (2) $534,279 to the shares, and (3) $230,746 to the beneficial conversion feature. The notes were not paid by the maturity date of May 29, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective May 29, 2007. As a result, we have accrued interest at 18% from the extended maturity date of May 29, 2007. In the event the Debt is not paid by the maturity date, a default may be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor did not declare the Debt in default.

On December 18, 2006, we issued a private placement memorandum (December 2006 PPM) to raise $3,000,000 by selling 60 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) maturing on June 30, 2007 and 6,061 shares of common stock (Bridge Shares) for which we were required to file a registration agreement by June 30, 2007. We were subject to a similar late registration penalty of 2% as explained above in the August 2006 PPM. A registration statement was not filed by June 30, 2007; therefore, we incurred a late registration penalty in the amount of $180,622, and issued 31,699 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. Principal and interest on the Secured Convertible Debentures could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one five (5) year warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. When the offering was closed on March 16, 2007, we had sold all 60 units for $3,000,000 and issued 363,675 shares of common stock. The Debt was secured by all of our assets and is subordinate to the holders of the Debt sold in the August 2006 PPM. We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” were not met. Based on this finding and pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the proceeds for the sale of the units ($3,000,000) as follows: (1) $1,498,623 to the

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

convertible debt, (2) $887,888 to the shares, and (3) $624,489 to the beneficial conversion. On June 30, 2007, we contacted the placement agent and arranged a 60-day extension of the maturity date on the December 2006 PPM Debt to August 29, 2007. However, we believe that this 60-day extension to August 29, 2007 was not properly executed, and the placement agents’ extension notice to the Company and to the holders of the note was not effective. The notes were not paid by the original maturity date of June 30, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective June 30, 2007. As a result, we have accrued interest at 18% from the original maturity date of June 30, 2007. In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor have not declared the Debt in default. If we are unable to repay these obligations, and the lenders do not convert into our common stock, we could be obligated to forfeit all of our assets.

On March 29, 2007, we issued a private placement memorandum (March 2007 PPM) to raise $1,550,000 by selling 31 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) maturing June 30, 2007 and 6,061 shares of common stock (Bridge Shares). Each note payable matured on June 30, 2007, but could be extended by 60 days by the placement agent. Prior to the closing of a secondary public offering, holders of Bridge Shares shall have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of up to $1,550,000 of Public Offering Units. Principal and interest on the Debt could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by July 31, 2007, we would file a registration statement by July 31, 2007. We would be subject to a late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by July 31, 2007. A registration statement was not filed by June 30, 2007: therefore, we incurred a late registration penalty in the amount of $31,096, and issued 4,417 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. The Debt was secured by all of the assets of the Company and was subordinate to the investors in and he holders of the Debt sold in the August 2006 and December 2006 PPMs. This private placement ended on May 7, 2007. Thirty-one units were sold and a placement agent fee and reimbursement of expenses of $224,121 plus one five (5)-year warrant to purchase 18,786 shares of our common stock at a price of $8.25 per share, valued at $154,985 using the Black Scholes method. We analyzed the transaction and the associated embedded conversion features and determined that the criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” were not met. Based on this finding and pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we have (i) allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis, and (ii) recognized the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as additional paid-in capital. We received $1,416,000 in cash and the remaining balance was converted from Interim Bridge Notes of $134,000 for a total of $1,550,000. We allocated the proceeds from the sale of units ($1,550,000) as follows: (1) $817,887 to the convertible debt; (2) $381,592 to the shares; and (3) $350,520 to the beneficial conversion feature. The placement agent notified us that the maturity date was extended by 60 days to August 29, 2007. In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor did not declare the Debt in default.

Notes Payable

On November 30, 2005, we entered into a 13% two (2)-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest-only payments. The loan is callable by the lender if any interest payment is not paid within 15 days of being notified by the lender that the interest payment is late. Additional compensation includes 1,200 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over the term of the loan. We also paid $6,500 in commissions to a placement agent. The agreement contains an anti-dilution provision on the additional

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. We issued an additional 755 shares in common stock during the year ended October 31, 2007.

On December 26, 2006, we signed an 8% promissory note for $50,000 with a lender. The note matured on January 28, 2007. The lender was issued 400 shares of Common Stock, valued at the closing price of our common stock on the date of the loan, as a financing premium. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered in connection with the December 2006 PPM. On March 30, 2007, we signed an 8% promissory note for an additional $50,000 with the lender. The note matured on April 29, 2007. The lender had the option to convert this loan into the securities offered under the March 2007 PPM. Such options were exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement. The maturity date of the new note is August 31, 2007. We have extended the note to the effective date of the Company’s secondary offering.

On December 28, 2006, we signed an 8% promissory note for $40,000 with our placement agent, Newbridge Securities. The note matured on January 27, 2007. The lender was issued 400 shares of common stock, valued at $5,100, using the closing price of our common stock on the date of the loan. On February 14, 2007, we repaid this loan in full, including interest of $427.

In October 2007, in order to obtain working capital, we agreed to two financing arrangements which, in the aggregate, resulted in $333,333 in net proceeds to us. Namely, we issued a two-year 10% promissory note, dated December 4, 2007, in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters our secondary public offering. We agreed to prepay the principal amount of the note, plus accrued interest, at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In addition, we executed a financing agreement with a third party lender that has no prior affiliation with us (TPL). The financing arrangement involved the issuance of two-year promissory notes to TPL in the aggregate principal amount of $83,333. In satisfaction of the note in full, we agreed to pay to TPL $119,047 with $35,714 representing the original issue discount on the TPL note. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In the event of default on these notes, including the failure to make the prepayment required thereunder, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $4,167 to Newbridge Securities Corporation. Net proceeds to us from the TPL financing arrangement was in the amount of $79,166. The promissory notes contain events of default and other terms and provisions customary for instruments of this nature.

Notes payable – shareholders

On November 1, 2002, we entered into an agreement with Mr. Guillama to purchase certain intellectual property integral to our business. In exchange, we issued a three-year installment note for $179,080 with an interest rate of 18% per annum. The price of the sale was equal to the cost the shareholder incurred to develop the intellectual property purchased. The note is payable monthly beginning January 2003. We have been in technical default as we have not made scheduled payments on the note. We are accruing interest at 18% per annum monthly on the unpaid principal balance and had classified the note as current as per the agreement. The Company made payments of $18,837 and $23,309 on the note during the year ended October 31, 2007 and 2006, respectively.

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. We also agreed to bonus each of them additional compensation to cover the tax liabilities associated with this conversion. Mr. Guillama and Mr. Cohen will receive additional cash compensation for taxes in the approximate amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. The balance of the amounts due: $487,647 for Mr. Guillama, which is composed of the outstanding balance on the promissory note, $176,446, $ 7,514 in unreimbursed expenses and $303,687 in accrued compensation; $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses; and $234,583 of accrued compensation for Mrs. Guillama were converted into two-year promissory notes at an interest

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

rate of 8% per annum. On September 21, 2007, the company executed the promissory notes with the three executives.

On November 14, 2005, a shareholder advanced the Company $50,000. Subsequently, the Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and is amortized over term of the loan.

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our board of directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan. On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 PPM and agreed to exchange the shares into units of the Company’s secondary offering. The loan was repaid on May 4, 2007, along with interest of $10,800. We issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement.

On July 6, 2006, we signed an 8% promissory note and financing agreement for $100,000 with Charlemagne Holdings, Inc. (CHI), solely owned by Gregg M. Steinberg. On June 12, 2007, Mr. Steinberg was elected to the Board of Directors of the Company. The terms of the note were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender was issued 12,122 total shares. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. We allocated $48,387 to the Promissory Note and $51,613 to the common stock. The total value of the common stock issued was based on the closing price of our common stock on the date of the loan. The note matured on March 31, 2007, and was extended by 60 days to May 29, 2007. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered under the March 2007 PPM. Such option was exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement. The maturity date of the new note was August 31, 2007. The note was extended until the Company’s secondary offering.

In October 2007, in order to obtain working capital, we entered into a financing arrangement with High Capital Funding, LLC, a principal shareholder (HCF). The financing arrangement involved the issuance of a two-year promissory note to HCF in the aggregate principal amounts of $166,667. In satisfaction of the note in full, we agreed to pay to HCF $238,094 with $71,427 representing the original issue discount on the HCF note. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In the event of default on these notes, including the failure to make the prepayment required thereunder, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $8,333 to Newbridge Securities Corporation. The net proceeds to us from the HCF financing arrangement were $158,334. The promissory note contains events of default and other terms and provisions customary for instruments of this nature.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

NOTE 6:

DEFERRED INCOME TAXES

The Company’s evaluation of the tax benefit of its net operating loss carry forward is presented in the following table for years ended October 31, 2007 and 2006. At October 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rate.

	2007	2006
Income tax (benefit) consists of
Current	$—	$—
Deferred	—	—
Provision (benefit) for income taxes	$—	$—

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2007	2006
Taxes computed at combined federal	$(3,828,434)	$(1,588,745)
Effect of non-deductible expenses	3,191	15,436
State income taxes, net of federal income tax benefit	(408,401)	(167,974)
Increase (decrease) in deferred tax asset valuation allowance	(4,233,644)	(1,741,283)
Provision (benefit) for income taxes	$—	$—

The components of the deferred tax asset were as follows at October 31:

	2007	2006
Deferred tax assets:
Net operating loss carry forward and start up costs	$3,523,476	$1,600,458
Stock based compensation	772,574	359,652
Debt Discount	2,157,217	433,713
Accrued compensation	437,505	434,859
Accrued interest	243,654	72,100
Total deferred tax assets	$7,134,426	$2,900,783

Valuation allowance:
Beginning of year	$(2,900,783)	$(1,159,499)
Decrease (increase) during	(4,233,644)	(1,741,284)
Ending balance	$(7,134,426)	$(2,900,783)

As of October 31, 2007, the Company had an unused net operating loss carryforward of approximately $9,363,476 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

NOTE 7:

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share does not give effect to warrants or options granted, as the effects would be anti-dilutive. The total number of options outstanding at October 31, 2007 is 906,549, of which 258,890 are vested, with exercise prices ranging from $2.05 to $37.50 and expiration dates ranging from September 2008 thru May 2021. The total number of warrants outstanding at October 31, 2007 is 108,319 with exercise prices ranging from $5.00 to $12.50 and expiration dates ranging from December 2009 thru May 2012.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

NOTE 8:

LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized. The Company leases its corporate offices under operating lease agreements, which expire June 30, 2009. Total rental expense amounted to $326,901 and $92,479 for the years ended October 31, 2007 and 2006, respectively. The Company is obligated under capital leases. The leased property under the capital leases had a cost of $83,574 and accumulated depreciation of $10,523 and $8,098, respectively. Amortization of the leased property is included in depreciation expense.  The operating lease on the Miami facility is with the consultant we retained to operate the billing and collection companies.  The monthly lease payment is $3,150 expiring on February 29, 2012

Future minimum lease payments for these leases at October 31, 2007 are as follows:

Years Ending October 31,	Capital Leases	Operating Leases
2008	$26,796	$171,569
2009	23,806	122,899
2010	15,637	43,443
2011	12,620	39,956
2012	11,568	12,601
Total minimum lease payments	$90,427	$390,468
Less: amount representing interest	$(27,309)
Present value of net minimum lease payments	$63,118
Less: current portion	$(16,178)
Noncurrent portion	$46,940

NOTE 9:

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

A summary of shares and options granted during the year ended October 31, 2007 and 2006 is shown below:

	2007			2006
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	2,400	—		2,400	—
Granted		—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at October 31,	2,400	—		2,400	—
Exercisable at October 31,		—			—

Available for issuance at October 31 under the plan		197,600			197,600

NOTE 10:

OTHER EQUITY TRANSACTIONS

Deferred Compensation

The Company granted -0- and 24,280 shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company for years ended October 31, 2007 and 2006, respectively. These shares vest over two and three year periods. The Company recorded $0 and $254,100 of deferred compensation for the years ended October 31, 2007 and 2006, respectively. The Company recognized $68,892 and $20,430 in compensation expense related to these stock grants for the years ended October 31, 2007 and 2006. During the year ended October 31, 2007 and 2006, 7,600 and 6,428 shares were issued, respectively. During the year ended October 31, 2007, 4,200 shares were forfeited with a value of $74,025 and the value of the stock was determined by the closing market price at the date of grant. In the prior period, the value of the option grants which are earned over a period had been included in deferred compensation. There was a reclassification of the balance at November 1, 2006 in the amount of $83,000 pertaining to option grants.

NOTE 11:

SUBSEQUENT EVENTS

On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. In accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 133,270 unregistered units similar to the public offering units, and $3,609,986 of debt and accrued interest under Option 2 into 468,877 unregistered units similar to the public offering units. The remaining Bridge Notes totaling $1,649,463 in debt and accrued interest is to be paid from the net proceeds of the secondary offering. Under either option, we have agreed to pay a fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released.

On December 12, 2007, the registration statement for a second public offering became effective. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day, or January 14, 2008, at which time the units separated into the underlying

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000 before offering expenses. Additionally, the holders of the Bridge Shares issued in conjunction with the interim bridge loans and private placements of August 2006, December 2006 and March 2007 had the right to exchange their Bridge Shares for unregistered securities identical to the units offered in the Company’s secondary offering based on the public offering price of the units offered. A total of 937,907 bridge shares have been exchanged for 704,693 unregistered units based upon an offering price of $11.00 per unit. These transactions have increased our shares outstanding by 3,600,000 shares from the secondary offering and 1,176,172 shares from the bridge share exchange. If these transactions, the secondary offering, bridge share exchange and the debt conversion occurred on October 31, 2007, our shares outstanding would have been 8,570,623. The weighted average shares outstanding and the loss per share would have been 1,738,200 and $6.48 per share, respectively. Below is a pro forma of the October 31, 2007 consolidated balance sheet which reflects the effect of the secondary offering.

	October 31, 2007	Pro Forma October 31, 2007
Current assets	1,359,910	11,821,447
Total assets	1,623,289	12,084,826

Current liabilities	10,253,068	3,534,394
Long term liabilities	696,568	696,568
Shareholder equity	(9,326,347)	7,853,864

Common Stock Outstanding	2,037,359	8,569,512
Weighted share outstanding	1,720,305	1,738,200
Loss per share	$ 6.55	$ 6.48

On December 12, 2007, we agreed to repurchase the placement agent warrants issued to the placement agent for the private placements dated August 2006 through May 2007 for $1.00 per warrant for a total amount of $70,911.

On December 13, 2007, based upon an August 1, 2007 Board meeting, Mr. Cohen and Mr. Guillama converted 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the secondary public offering. A bonus was paid to each of them as additional compensation to cover the tax liabilities associated with this conversion. Mr. Guillama and Mr. Cohen received additional cash compensation for taxes in the approximate amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively.

On December 18, 2007, the loans originated in October 2007 to Paulson Investment Company, Inc., High Capital Funding, LLC and the third party lender were repaid.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

On February 12, 2008, the Company was notified by the owner of the billing and collection companies that they are not renewing the management agreement.  The Company had been in negotiations to extend the term of the agreement until March 31, 2008.  The revenue and loss recognized from this management agreement for the fiscal year ended October 31, 2007 were $1,771,664 and $305,184, respectively, representing 39% of the Company’s revenue and 5.5% of the Company’s loss. These companies have been consolidated in the fiscal year ended October 31, 2007 and will be deconsolidated in subsequent periods.