Form 10QSB
period 2008-01-31
QUANTUM GROUP INC /FL
filed 2008-03-17
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: January 31, 2008

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

As of February 28, 2008, we have 8,875,118 shares of our common stock, par value $.001, issued and outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statement of Operations

4

Condensed Consolidated Statements of Shareholders’ Equity

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.     Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.     Defaults Upon Senior Securities

27

Item 4.      Submission of Matters to a Vote of Security-Holders

27

Item 5.     Other Information

27

Item 6.     Exhibits

27

SIGNATURE

28

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2008

(UNAUDITED)

Assets
Current assets
Cash and cash equivalents	$8,160,024
Cash – restricted	51,638
Accounts receivable	1,413
Prepaid expenses	69,282
Other current assets	2,284
Total current assets	8,284,641
Property and equipment, net of accumulated depreciation of $180,083	170,747
Goodwill	23,300
Other assets	59,857
Total assets	$8,538,545
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$266,842
Accrued liabilities	283,805
Accrued payroll and payroll taxes	663,926
Due to HMOs, net of accounts receivable of $750,428	613,154
Notes payable and accrued interest – shareholders – current portion	447,562
Notes payable - 8% convertible debentures	100,000
Loans payable - current portion	10,399
Capital lease obligation - current portion	16,913
Other current liabilities	170,206
Total current liabilities	2,572,807
Long-term debt
Notes payable and accrued interest – shareholder, net of current portion	348,220
Loans payable, net of current portion	26,205
Capital lease obligation, net of current portion	42,427
Total long-term debt	416,852
Total liabilities	2,989,659
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 8,874,818 shares issued and outstanding	8,875
Additional paid in capital	31,923,418
Deferred compensation	(70,394)
Accumulated deficit	(26,313,013)
Total shareholders’ equity	5,548,886
Total liabilities and shareholders’ equity	$8,538,545

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Three Months Ended January 31,
	2008	2007
Revenues
Provider systems	$2,660,022	$80,476
Management support services	275,933	340,701
	2,935,955	421,177

Direct Costs
Provider systems	2,981,569	87,076
Management support services	199,579	196,885
	3,181,148	283,961

Gross profit	(245,193)	137,216

Operating expenses
Salaries and employee benefits	1,856,640	622,672
Occupancy	86,140	84,554
Depreciation and amortization	30,059	23,480
Other general and administrative expenses	594,781	354,763

Total operating expenses	2,567,620	1,085,469

Loss from operations	(2,812,813)	(948,253)

Non-operating expenses (income)
Amortization of financing fees	4,001,649	599,096
Amortization of debt discount	76,738	392,888
Interest	358,478	77,003
Gain on deconsolidation of billing companies	(303,662)	—

Total non-operating expenses (income)	4,133,203	1,068,987

Loss before income tax provision	(6,946,016)	(2,017,240)

Income tax provision	—	—

Net loss	$(6,946,016)	$(2,017,240)

Basic and diluted (loss) per common share	$(1.20)	$(1.56)

Weighted average number of common shares outstanding	5,783,585	1,289,850

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2006 (restated)	—	$—	1,248,603	$1,248	$6,057,729	$(314,940)	$(8,106,897)	$(2,362,860)
Issuance common stock - private placement	—	—	627,340	627	2,248,899	—	—	2,249,526
Issuance of private placement warrants	—	—	—	—	287,394	—	—	287,394
Amortization of deferred compensation	—	—	—	—	—	68,892	—	68,892
Issuance of common stock - deferred compensation	—	—	7,600	8	(8)	—	—	—
Terminations of stock grants - deferred compensation	—	—	—	—	(74,025)	74,025	—	—
Reclassification of deferred compensation - options	—	—	—	—	(83,000)	83,000	—	—
Issuance of common stock - in lieu of cash	—	—	21,672	22	136,591	—	—	136,613
Issuance of common stock - stock based compensation	—	—	21,554	21	122,409	—	—	122,430
Amortization of option grants	—	—	—	—	835,046	—	—	835,046
Cancellation of purchase of software	—	—	(8,000)	(8)	(169,992)	—	—	(170,000)
Issuance of common stock - credit line fee	—	—	18,304	18	190,921	—	—	190,939
Issuance of common stock - in relation to other loans	—	—	7,963	8	29,534	—	—	29,542
Issuance of common stock - late registration fee	—	—	92,323	93	546,138	—	—	546,231
Net (loss)	—	—	—	—	—	—	(11,260,100)	(11,260,100)
Balance at October 31, 2007	—	$—	2,037,359	$2,037	$10,127,636	$(89,023)	$(19,366,997)	$(9,326,347)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	—	11,496,544
Issuance common stock - debt conversion	—	—	1,858,747	1,859	5,205,882	—	—	5,207,741
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	—	3,942,375
Issuance of stock - executive conversion	—	—	176,121	176	645,591	—	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	18,926	19	78,524	—	—	78,543
Terminations of stock grants - deferred compensation	—	—	—	—	(7,800)	7,800	—	—
Issuance of common stock - stock based compensation	—	—	10,482	11	38,336	—	—	38,347
Issuance of common stock - in lieu of cash	—	—	3,000	3	14,907	—	—	14,910
Amortization of deferred compensation	—	—	—	—	—	10,829	—	10,829
Option grants	—	—	—	—	186,843	—	—	186,843
Amortization of option grants	—	—	—	—	270,261	—	—	270,261
Net (loss)	—	—	—	—	—	—	(6,946,016)	(6,946,016)
Balance at January 31, 2008	—	$—	8,874,818	$8,875	$31,923,418	$(70,394)	$(26,313,013)	$5,548,886

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Three Months Ended January 31,
	2008		2007

Operating activities
Net loss		$(6,946,016)		$(2,017,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		30,059		23,480
Amortization of financing fees		4,001,649		599,096
Amortization of debt discount		76,738		392,888
Amortization of deferred compensation		10,829		97,879
Issuance of equity for compensation		225,189		28,364
Issuance of stock in lieu of cash		14,907		15,285
Amortization of options issued as compensation		270,261		―
Changes in operating assets and liabilities:
Decrease in accounts receivable		54,966		―
Decrease (increase) in other assets		106,424		(1,418)
Increase in due to HMOs		340,636		―
Increase (decrease) in accounts payable and accrued liabilities		(165,741)		135,092
Total adjustments		4,965,917		1,290,666
Net cash used in operating activities		(1,980,099)		(726,574)
Investing activities
Purchase of property and equipment		(25,551)		(460)
Net cash used in investing activities		(25,551)		(460)
Financing activities
Proceeds from secondary public offering		13,200,000		―
Proceeds from private placement		―		850,000
Proceeds from other loans		―		90,000
Proceeds from credit line		―		306,371
Payment of expenses – secondary public offering		(1,352,632)		―
Payment of expenses – private placements		―		(122,874)
Repayments on convertible debt		(1,398,144)		―
Repayments on loans and notes payable		(760,285)		(413,809)
Repurchase of private placement warrants		(50,207)		―
Repayments capital lease obligations		(3,778)		(2,577)
Net cash provided by financing activities		9,634,954		707,111
Net increase (decrease) in cash and cash equivalents		7,629,304		(19,923)
Cash and cash equivalents at beginning of period		530,720		32,077
Cash and cash equivalents at end of period		$8,160,024		$12,154
Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$248,726		$29,190
Supplemental disclosures of non-cash investing and financing activities:
Issuance of units - conversion of debt		$5,207,740	$	―
Issuance of units - bridge share exchange		$3,942,375	$	―
Issuance of units – conversion of executive compensation payable		$645,768	$	―
Capital lease obligations incurred on purchases of equipment	$	―		$6,048
Issuance of stock as deferred finance costs on loans	$	―		$11,779
Issuance of stock - credit line fee	$	―		$190,939
Note payable - fixed asset acquisition	$	―		$3,148

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 1:  Description of Company

We offer business solutions for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. Although management support services currently represent approximately 9.4% of our revenues, we expect that provider systems will be the principal source of our revenues in future periods. The Company has five HMO contracts of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for three of these contracts. The fourth contract became active in January, 2008 and the Company will assume the risk for the medical costs upon the HMO membership reaching 300 members. Currently, the Company receives income from the HMO at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per member per month basis. The fifth contract is anticipated to be active during fiscal 2009.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended January 31, 2008 and 2007 were of a normal, recurring nature. The amounts presented for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB for the year ended October 31, 2007, which should be read in conjunction with this quarterly report.

Certain reclassifications have been made so that prior year financial information conforms to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or shareholders’ deficit.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has $51,638 in cash which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash.  At January 31, 2008 and 2007, the Company maintained a cash balance of $845,430 and $12,154 in a checking account, respectively, and $7,503,833 and $0 in a money market account, respectively, at one banking institution.  The bank has a “strong” rating issued by Standard and Poors.  The aforementioned cash balance is in excess of the $100,000 FDIC insurable limit.

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

Due from HMO and IBNR

The HMOs pay medical claims and other costs on our behalf. Based on the terms of the contracts with the HMOs,  a fund surplus or deficit is calculated from the HMOs that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on our behalf plus an amount reserved for claims incurred but not reported (IBNR). Estimated liability for claims incurred but not reported is independently estimated based on industry experience as we do not yet have sufficient historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors including independent actuarial calculation.

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

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of January 31, 2008, there was no impairment of goodwill.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended January 31, 2008 include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Solutions, Inc., The Quantum Agency, Inc. and Renaissance Administrative Services, Inc.. Prior to January 1, 2008, we consolidated two billing companies under FASB Interpretation No 46(R) (FIN 46(R)), as we had full risk of operations. The management agreements for the billing and collection companies were terminated on December 31, 2007. All intercompany accounts have been eliminated in consolidation.

Variable Interest Entities

We were a counter-party to various management agreements, which terminated as of December 31, 2007 with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). We have included operations of these entities through the termination date, December 31, 2007. The balance sheet accounts have been deconsolidated as of January 1, 2008, as we believe we were the Primary Beneficiary, as defined in the Interpretation. These entities engage in the business of medical billing and collections. The revenues and net gain derived from these entities for the three months ended January 31, 2008 were $273,070 and $70,473, respectively. In settlement of the agreement the owner of these entities agreed to forgo a consulting fee and other expenses, and agreed to accept 9,000 unregistered shares of the Company, valued at $54,660, previously agreed upon, as payment in full of all amounts owed under the agreements.

Until February 28, 2007, we were a Primary Beneficiary of another billing and collections company. At the time of deconsolidation, this entity had a book value of approximately $26,000. In addition, the revenues and net loss derived from this entity was $34,291 and $31,994, respectively.

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five HMOs of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk of the medical costs for HMO members for three of these contracts. The fourth contract became active in January, 2008 and we will assume the risk for the medical costs upon the HMO membership reaching 300 members. Currently, we receive income from the HMO at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per member per month basis. The fifth contract is anticipated to be active during fiscal 2009. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

In December 2006, we entered into management agreements with two additional medical billing companies which had been consolidated as Variable Interest Entities. Each of the two companies signed similar agreements. Under the terms of these agreements, we paid 1,500 shares of our common stock per month and were responsible for total operations. In return, the billing companies assigned all revenues and expenses to us. The management agreements were terminated on December 31, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

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

Stock Compensation

Effective November 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company adopted SFAS 123R beginning on November 1, 2006 and realized an increase in stock based compensation of approximately $270,260 and $97,900 for the three month period ended January 31, 2008 and 2007, respectively, as a result of the adoption of SFAS 123R.

As of January 31, 2008, we have 303,531 vested options with exercise prices ranging from $2.03 to $37.50 per share and expiring in years 2008 through 2017. We have granted 20,451 options during the quarter ended January 31, 2008 with exercise prices ranging from $3.05 to $6.00 and expiring in years between 2012 and 2016. These options vest between the years 2007 through 2011.  We issued 9,000 options to purchase units similar to the units sold in the secondary public offering to certain employees at an exercise price of $9.95 per unit. These options  vested on December 13, 2007 and expire on December 13, 2012.  Upon exercise of the unit option, the employee would receive 3 shares of the company’s common stock and 2 Class A warrants and 2 Class B warrants.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 at November 1, 2007 did not have a material impact on our consolidated financial statements.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 2:  Summary of Significant Accounting Policies – (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS No. 157, we do not currently believe adoption of SFAS No. 157 will have a material impact on our consolidated financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. We are evaluating if the adoption of these new standards would have a material effect on our consolidated financial position or operating results.

Note 3:  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

Note 4:  Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as warrants and options, had been issued. The impacts of warrants and options have been excluded from the calculation of diluted loss per share as their effects would be anti-dilutive.

We have 10,360,236 warrants, with exercise prices ranging from $5.00 to $12.50 per share, and 303,531 vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at January 31, 2008. In addition, we have 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

Note 5:  Debt

Secured Convertible Debentures

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the company secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest under Option 2 into 486,929 unregistered units similar to the public offering units. Bridge Notes totaling $1,398,144 in debt and accrued interest were extinguished from the net proceeds of the secondary offering. The balance of $112, 340 remains outstanding at January 31, 2008. Under conversion options, we have agreed to

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 5:  Debt – (Continued)

pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

Notes Payable

On November 30, 2005, we entered into a 13% two (2)-year callable loan agreement for $100,000. The terms of the loan agreement include quarterly interest-only payments. Additional compensation includes 1,200 shares of common stock. The agreement contains an anti-dilution provision on the additional compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. We issued a total of 24,611 shares in common stock of which 18,926 shares were issued during the quarter ended January 31, 2008.  This note was paid off from the proceeds from our secondary public offering on December 13, 2007.

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

In addition, we executed a financing agreement with High Capital Funding, LLC, a principal shareholder (HCF), and a third party lender that had no prior affiliation with us (TPL). The financing arrangement involved the issuance of two-year promissory notes to each of HCF and TPL in the aggregate principal amounts of $166,667 and $83,333, respectively. In satisfaction of the notes in full, we agreed to pay to HCF and TPL $238,094 and $119,047, respectively, with $71,427 and $35,714 representing the respective original issue discounts on the HCF and TPL notes. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. We incurred a 5% cash commission in the amount $12,500 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the HCF and TPL financings. Net proceeds to us from the HCF and TPL financing arrangements was in the amount of $234,000. All three promissory notes have been extinguished from the proceeds of the secondary public offering completed on December 13, 2007.

Notes Payable-Shareholder

On November 14, 2005, a shareholder advanced us $50,000. We and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock. This note was paid off from the secondary public offering completed on December 13, 2007.

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our board of directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan. On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 Private Placement and agreed to exchange the shares into units of the Company’s secondary offering. The loan was repaid on May 4, 2007, along with interest of $10,800. At that time, we issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement. On December 13, 2007, the bridge shares were exchanged for 11,364 unregistered units.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 5:  Debt – (Continued)

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2007. The balance of the amounts due: $487,647 for Mr. Guillama, which is composed of the outstanding balance on the promissory note, $176,446, $ 7,514 in unreimbursed expenses and $303,687 in accrued compensation; $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses; and $234,583 of accrued compensation for Mrs. Guillama were converted into two-year promissory notes at an interest rate of 8% per annum. On September 21, 2007, the company executed the promissory notes with the three executives. As of January 31, 2008 the balance of the three shareholder promissory notes were $795,782.

Note 6:  Incentive Equity and Stock Option Plan

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

The term of each option and the manner in which it may be exercised is determined by the board of directors, provided that no option may be exercisable more than10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than10% of our common stock, no more than five years after the date of the grant. The board of directors shall determine the exercise price of non-qualified options.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 6:  Incentive Equity and Stock Option Plan – (Continued)

A summary of shares and options granted during the three months ended January 31, 2008 and 2007 is shown below:

	2008			2007
		Options			Options
	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price	Incentive Stock Grants	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the period	2,400	—		2,400	—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at January 31,	2,400	—		2,400	—
Exercisable at January 31,		—			—

Available for issuance at January 31 under the plan		197,600			197,600

Note 7:  Secondary Public Offering

On December 12, 2007, the registration statement for a second public offering became effective. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day, or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000 before additional offering expenses of $614,456, of which $350,824 was paid in the prior fiscal quarter.

Note 8:  Other Common Stock Transactions

Deferred Compensation

From time to time, we grant shares of common stock to employees, directors and advisors in lieu of or as partial compensation for services performed for the Company. These shares vest over two and three year periods.  The value of the stock is determined by the closing market price at the date of grant. We recognized $10,829 and $22,029 in compensation expense related to these stock grants for the three month periods ended January 31, 2008 and 2007, respectively.  During the three month period ended January 31, 2008 and 2007, -0- and 400 shares were issued, respectively. During the three months ended January 31, 2008, 1,040 shares were forfeited with a value of $7,800, in which the value of the stock was determined by the closing market price at the date of grant. In the prior period, the value of the option grants which are earned over a period had been included in deferred compensation.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 8:  Other Common Stock Transactions – (Continued)

Stock Compensation

From time to time, we issue stock to employees as length of service awards and performance awards. Additionally, we will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in our 2003 Incentive Equity and Stock Option Plan. For the three months ended January 31, 2008 and 2007, we issued 13,492 and 986 shares of common stock as stock compensation, respectively. The value of the stock is determined by the closing market price on the date earned and issuable. We recorded compensation expense of $53,257 and $21,336 in 2008 and 2007, respectively.

Note 9:  Subsequent Events

On February 14, 2008, the Quantum Medical Technologies, Inc. (QMT), a wholly-owned subsidiary, entered into an Original Equipment Manufacturer Agreement (“OMEA”) and a Master Agreement (“MA”) with Net.Orange, Inc. (“NOI”), a software development company. Under the terms and provisions of the OEMA, NOI granted QMT a non-exclusive six year license to market, promote and distribute NOI Products. These Products include a clinical operating system, electronic medical records system, archiving and storage system and configurable Web portal. The Company will pay royalty fees for Products sold to end users.

Under the MA, NOI granted to QMT a limited, non-transferable and exclusive term license, without rights to sublease, to use the hardware, software and any updates NOI made available to QMT. The agreement includes a $50,000 custom software development, deployment and configuration fee each month for a minimum of twelve months. Additionally, a $100,000 annual subscription license, maintenance and technical support fee is due annually until the termination of the agreement. The MA will remain effective as long as QMT is current with all payments including license, support and hosting.

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

Executive Overview

We offer Consulting and out sourcing services for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans as well as to healthcare providers in the state of Florida through our Community Health Systems, also referred to as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of healthcare providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer various management support services to healthcare providers, HMOs, healthcare facilities and physician associations that enable them to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our network. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. The Company is additionally leveraging cutting-edge technology with the development and execution of a series of innovative initiatives (including patent pending business processes) designed to make Quantum one of the leading providers of business solutions for the healthcare industry in Florida.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our condensed consolidated statements the transactions of the billing companies that have been operating under management agreements under which we have taken on the profit and loss risk through December 31, 2007, the date of the termination of the management agreement.

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

Under our full-risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. No contracts were considered loss contracts at January 31, 2008 because we have the right to terminate unprofitable physicians under our managed care contracts.

The majority of our revenues from management support services are generated from services provided from the billing and collections company. We receive a contractual fee based on the total claim reimbursements received by the billing company’s clients. Currently, we do not have any active management contracts.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of January 31, 2008, the balance of IBNR allowance is $1,363,582. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under SFAS No. 5 “Accounting for Contingencies”, we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the three month period ended January 31, 2008, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at January 31, 2008.

Share-Based Payment

Effective November 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model and the expense for option awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Pending Adoption of Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 at November 1, 2007 did not have a material impact on our consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. We are evaluating if the adoption of these new standards would have a material effect on our consolidated financial position or operating results.

Results of Operations

Three Months Ended January 31, 2008 as Compared to the Three Months Ended January 31, 2007

Revenues and Direct Costs

The following table presents the revenues and direct costs for the three months ended January 31, 2008 and 2007. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2008	2007
Revenues
Provider systems	$2,660,022	$80,476
Management support services	275,933	340,701
	2,935,955	421,177
Direct Costs
Provider systems	2,981,569	87,076
Management support services	199,579	196,885
	3,181,148	283,961
Gross Profit	$(245,193)	$137,216

Revenues

Total revenues for the three months ended January 31, 2008 increased $2,514,778 compared to the three months ended January 31, 2007. Provider systems revenues account for approximately 91% of our total revenues for the three month period ended January 31, 2008. The $2,579,546 increase from the same period last year is a direct result of active contracts with three HMOs. For the three months ended January 31, 2007, we had only one HMO contract that was not at full risk and therefore generated only minimal revenues. Management support services revenues were $275,933 compared to $340,701 for the same period last year. The decrease of $64,768 is the direct result of providing services under management contacts with two billing and collections companies. For the three months ended January 31, 2007, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We terminated that contract as of February 28, 2007, and the other two management contracts expired on December 31, 2007. We are actively searching for other billing and collection companies for future management agreements or acquisitions.

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

Direct Costs

Direct costs were $3,181,148 and $283,961 for the three months ended January 31, 2008 and 2007, respectively. The increase of $2,897,187 consists of $2,894,493 of provider systems costs and $2,694 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 3,680 additional patient months under our HMO contracts as of the end of the 2008 period as compared to the same period in 2007, and these new patients were enrolled with the full-risk HMOs. This amount includes $2,759,512 of claims paid and reserved. An additional $222,057 was paid for reinsurance to cover excessive expenses (stop-loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions.   The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that are under management contracts, which were incurred through December 2007.

Gross Profit

For the three months ended January 31, 2008, the gross profit from provider systems was ($321,547), and the gross profit from the management support services was $76,354, or 27.7% of management support services revenues. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three months ended January 31, 2008 and 2007, respectively. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2008	2007

Operating expenses
Salaries and employee costs	$1,856,640	$622,672
Occupancy	86,140	84,554
Depreciation & amortization	30,059	23,480
Other general & administrative expenses	594,781	354,763

Total operating expenses	$2,567,620	$1,085,469

Non-operating expenses
Amortization of debt discount	$4,001,649	$599,096
Amortization of financing costs	76,738	392,888
Interest	358,478	77,003
Gain on deconsolidation of billing companies	(303,662)	—

Total non-operating expenses	$4,133,203	$1,068,987

Operating expense for the three months ended January 31, 2008 increased 1,482,151 or 136.5%. Salaries and employee costs increased $1,233,968 due to compensation for additional employees, annual salary increases and stock-based compensation. During the period we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses increased $240,018 with travel and marketing expenses comprising a majority of this increase The increase of $100,000 in travel and marketing expenses was due to the continuing efforts to expand our operations.  Additionally, our professional fees increased due to the expansion of our operations as well. Non-operating expenses increased $3,064,216 due to the amortization of debt discount and financing costs related to the exchange of Bridge Shares related to the secondary public offering.

Net Loss

Net loss for the three months ended January 31, 2008 and 2007 was $6,946,016 and $2,017,240, respectively which represented a 244.3% increase. Net loss per share was $1.20 and $1.56 for the three months ended January 31, 2008 and 2007, respectively. The majority of the increase in the net loss was attributed to costs related to the debt financing.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals.

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception through January 31, 2008, we have incurred a net loss from operations of more than $14.3 million and an accumulated deficit of more than $26.3 million.

As of January 31, 2008, our principal sources of liquidity were cash and cash equivalents of $8,160,024 which was available as a result of a secondary public offering effective December 13, 2007 in which we sold 1,200,000 of units of our securities $11.00 per unit, or gross proceeds of $13,200,000. The units traded as a single security until separation on the 30th day or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000. Additional expenses incurred in connection with completion of the offering totaled $614,456.

We had working capital as January 31, 2008 of $5,711,834 as compared to a working capital deficit of $3,695,831 at January 31, 2007, which represents an increase of $9,407,665. The increase in the working capital is due to the secondary public offering as detailed above.

Our business plan includes the identification of and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive management support services to the healthcare industry. We anticipate the first acquisitions will be related to the development of the medical staffing services through QMed People, Inc., and the addition of billing and collection services through QMed Solutions, Inc. The guidelines we have established for acquisitions include acquiring companies that are profitable and producing positive cash flow. We expect to finance these acquisitions through the issuance of stock, seller debt financing and the securitization of third party financing such as an acquisition line of credit.

In February Quantum Medical Technologies, Inc. entered into an agreement with Net.Orange, Inc., a software development company.  Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection archiving and storage system and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, web-based information system to include not only our network of over 1,800 healthcare providers, but also the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes a yearly fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to their healthcare software system for a monthly fee of $50,000.

Financing Activities

Net cash of $9,634,954 was provided by financing activities for the three month period ended January 31, 2008 compared to $707,111 for the three month period ended January 31, 2007.  We received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,162,207 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

We have been dependent upon private capital to meet our short and long-term cash needs. We expect to continue to experience negative cash flow from operating activities through at least the next twelve months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We have sufficient cash and cash equivalents to maintain our operations at the current level through the next twelve months, after which period we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We also may need to raise additional financing if our business strategy is not successful, and we do not achieve positive cash flow from operating activities, or should we acquire one or more companies, technologies or assets.

Our development plan includes the identification of and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive healthcare management support services. We expect to secure financing for any such acquisition by obtaining additional financing from outside lenders.

Operating Activities

Net cash of $1,980,099 was used in operating activities for the three month period ended January 31, 2008 compared to $726,574 for the three month period ended July 31, 2007. The increase of $1,253,525 was primarily due to an increase of approximately $1,034,000 in cash compensation and employee costs.

Investing Activities

Net cash of $25,551 was used for investing activities for the three month period ended January 31, 2008 compared to $460 for the three month period ended January 31, 2007. Net cash for investing activities primarily relates to the purchase of furniture and equipment.

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

Item 3.

Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective. An explanation of the deficiencies and proposed remedies is set forth below.

The Certifying Officers determined that the certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this report. Namely, the deficiencies related to the monitoring and review of work performed by the Company controller in preparation of audit and financial statement schedules, footnotes and review of financial data provided to the Independent Registered Public Accountants in connection with the annual audit. In addition, the Certifying Officers determined that the Company’s minimal segregation of duties and a lack of formal control design structure to close financial statements to prepare for the annual audit constituted significant deficiencies as of the end of the same period.

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

Until the fourth quarter of the fiscal year ended October 31, 2006, the Company was a development stage company and, as such, maintained a system of internal controls that was adequate for the company of its size and simplicity. Over the past eighteen months, however, the Company has experienced significant changes in its business and operations, which, in turn, substantially strained the Company’s finance and accounting personnel and functions. In addition, a substantial delay and additional expenses in connection with the December 2007 public offering of the Company’s securities imposed a significant additional stress on the Company’s already very limited accounting and finance resources. The Company believes that the foregoing resulted in review, monitoring and minimal segregation of duties deficiencies in its internal controls over financial reporting as determined by the Certifying Officers in the course of their evaluations.

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

As a result of these findings, the Company has determined that in order to remedy these control deficiencies it needs to hire in the immediate future additional accounting and finance personnel (up to 3 additional persons) having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. The company has started to implement procedural changes with the addition of personnel and will continue to add additional personnel and update procedures until all deficiencies have been addressed. No additional changes to the Company’s disclosure controls and procedures were needed in response to the deficiencies described above. The Company believes that the completion of these steps will allow it to conclude that its disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Recent Sale of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his/her/its intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes of the Company. During the fiscal quarter subject to this report, we issued:

•

10,492 shares of common stock to our employees as compensation for their services.

•

44,332 and 14,375 unregistered units of our securities consisting of our common stock, Class A warrants and Class B warrants to Messrs. Guillama and Cohen, respectively. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2008.

•

18,926 shares of common stock pursuant to the November 30, 2005 13% 2-year callable loan agreement for $100,000. Additional compensation includes 1,200 shares of common stock. The agreement contained an anti-dilution provision on the additional compensation shares whereby the lender will receive additional shares to maintain a specific percentage of ownership. We issued a total of 24,611 shares in common stock of which 18,926 shares were issued during the subject fiscal quarter. This note was paid off from the secondary public offering completed on December 13, 2007.

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the company secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest under Option 2 into 486,929 unregistered units similar to the public offering units. The remaining Bridge Notes totaling $1,398,144 in debt and accrued interest is have been paid from the net proceeds of the December 2007 secondary offering. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

(c)

Purchases of Equity Securities by the Registrant

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security-Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
10.1		Master Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(1)
10.2		Original Equipment Manufacturer Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(1)
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Incorporated by reference from the Company’s Current Report on Form 8-K dated March 3, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 17, 2008

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President