Form 10-Q
period 2008-04-30
QUANTUM GROUP INC /FL
filed 2008-06-17
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: April 30, 2008

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

———————

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 13, 2008, we have 8,884,352 shares of our common stock, par value $.001, issued and outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

3

CONDENSED CONSOLIDATED BALANCE SHEETS

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.       Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

26

Item 1.A.   Risk Factors

26

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.       Defaults Upon Senior Securities

26

Item 4.       Submission of Matters to a Vote of Security-Holders

26

Item 5.       Other Information

26

Item 6.       Exhibits

27

SIGNATURE

28

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2008 AND OCTOBER 31, 2007

	April 30, 2008 (Unaudited)	October 31, 2007 (Audited)
Assets
Current Assets
Cash and cash equivalents	$5,493,163	$530,720
Restricted cash	52,013	51,074
Accounts receivable	1,413	262,026
Prepaid expenses	171,078	482,017
Other current assets	191,061	34,073
Total current assets	5,908,728	1,359,910
Property and equipment, net	339,664	178,214
Goodwill	23,300	23,300
Other assets	266,718	61,865
Total assets	$6,538,410	$1,623,289
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$348,287	$450,372
Accrued liabilities	519,848	703,524
Accrued payroll and payroll taxes	559,104	1,119,975
Due to HMOs, net of receivable of $895,205 and $444,619	1,525,867	272,518
Notes payable and accrued interest – shareholders – current portion	443,801	474,261
Notes payable – 8% convertible debentures – net of discount of $0	—	6,050,000
Loans payable – current portion, net of discount of $0 and $123,141	62,539	607,893
Capital lease obligation – current portion	17,681	16,178
Other current liabilities	77,668	558,347
Total current liabilities	3,554,795	10,253,068
Long-term debt
Loans payable, net of current portion	44,232	28,989
Notes payable and accrued interest – shareholders, net of current portion	197,432	439,707
Non-controlling interest in variable interest entities	—	180,932
Capital lease obligation, net of current portion	37,707	46,940
Total long-term debt	279,371	696,568
Total liabilities	3,834,166	10,949,636
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock, $.001 par value $.001 per share
authorized 30,000,000 shares none issued and outstanding	—	—
Common stock, $.001 par value per share
170,000,000 shares authorized; 8,884,352 shares issued and outstanding	8,884	2,037
Additional paid in capital	38,867,144	13,675,988
Deferred compensation	(4,954,798)	(3,637,375)
Accumulated deficit	(31,216,986)	(19,366,997)
Total shareholders’ equity (deficit)	2,704,244	(9,326,347)
Total liabilities and shareholders’ equity (deficit)	$6,538,410	$1,623,289

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	For the three months ended April 30,		For the six months ended April 30,
	2008	2007	2008	2007
Revenues
Provider systems	$4,232,698	$326,100	$6,892,720	$406,576
Management support services	20,100	486,232	296,033	826,932
	4,252,798	812,332	7,188,753	1,233,508

Direct Costs
Provider systems	5,112,831	285,323	8,094,400	372,399
Management support services	13,500	391,247	213,079	588,133
	5,126,331	676,570	8,307,479	960,532
Gross profit	(873,533)	135,762	(1,118,726)	272,976

Operating expenses
Salaries and employee benefits	3,067,661	754,767	4,924,301	1,437,695
Occupancy	85,427	91,855	171,567	176,409
Depreciation & amortization	56,317	24,778	86,376	48,257
Other general & administrative expenses	754,894	425,727	1,349,674	720,234
Total operating expenses	3,964,299	1,297,127	6,531,918	2,382,595

Loss from operations	(4,837,832)	(1,161,365)	(7,650,644)	(2,109,619)

Non-operating expenses
Amortization of financing fees	—	349,345	4,001,649	742,233
Amortization of debt discount	—	1,427,797	76,738	2,026,892
Interest	74,945	91,265	433,423	168,268
Gain on disposal of assets	(8,803)	—	(312,465)	—

Total non-operating expenses	66,142	1,868,407	4,199,345	2,937,393

Loss before income taxes	(4,903,974)	(3,029,772)	(11,849,989)	(5,047,012)

Provision for income taxes	—	—	—	—

Net loss	$(4,903,974)	$(3,029,772)	$(11,849,989)	$(5,047,012)

Basic and diluted (loss) per common share	$(.55)	$(1.87)	$(1.62)	$(3.45)

Weighted average number of common shares
outstanding	8,874,249	1,624,105	7,311,935	1,460,826

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2007	—	$—	2,037,359	$2,037	$13,675,988	$(3,637,375)	$(19,366,997)	$(9,326,347)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	—	11,496,544
Issuance common stock - debt conversion	—	—	1,853,153	1,853	5,168,063	—	—	5,169,916
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	—	3,942,375
Issuance of stock - executive conversion	—	—	176,121	176	645,591	—	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	18,926	19	78,524	—	—	78,543
Terminations of stock grants - deferred compensation	—	—	—	—	(7,800)	7,800	—	—
Issuance of common stock - stock based compensation	—	—	25,610	26	72,868	—	—	72,894
Issuance of common stock - in lieu of cash	—	—	3,000	3	14,907	—	—	14,910
Amortization of deferred compensation	—	—	—	—	—	2,179,724	—	2,179,724
Option grants	—	—	—	—	3,504,947	(3,504,947)	—	—
Issuance of options grants-board of directors					350,818			350,818
Net (loss)	—	—	—	—	—	—	(11,849,989)	(11,849,989)
Balance at April 30, 2008	—	$—	8,884,352	$8,884	$38,867,144	$(4,954,798)	$(31,216,986)	$2,704,244

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	For the Six Months Ended April 30,
	2008		2007
Operating activities
Net loss		$(11,849,989)		$(5,047,012)
Adjustments to reconcile net loss to net cash used in operating activities:		─		─
Depreciation and amortization		86,376		48,257
Amortization of financing fees		4,078,387		2,769,125
Issuance of stock options-board of directors		350,818		175,310
Amortization of deferred compensation		2,179,724		22,030
Gain on sale of property and equipment		(8,803)		─
Issuance of equity for compensation		72,894		32,754
Issuance of stock in lieu of cash		14,910		36,610
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		54,966		(144,448)
(Increase) decrease in other assets		(106,735)		47,087
Increase in due to HMOs		1,253,349		―
Increase (decrease) in accounts payable and accrued liabilities		(31,469)		517,421
Total adjustments		7,944,417		3,504,146
Net cash used in operating activities		(3,905,572)		(1,542,866)
Investing activities
Purchase of property and equipment		(408,074)		(17,983)
Sale of fixed assets		7,053		─
Net cash used in investing activities		(401,021)		(17,983)
Financing activities
Proceeds from secondary public offering		13,200,000		―
Proceeds from private placement		―		3,425,000
Proceeds from other loans				140,000
Proceeds from credit line		―		306,371
Payments of placement agent fees and expenses		—		(473,984)
Payment of expenses – secondary public offering		(1,352,632)		―
Repayments on convertible debt		(1,535,969)		―
Repayments on loans and notes payable		(984,426)		(980,209)
Repurchase of private placement warrants		(50,207)
Repayments of capital lease obligations		(7,730)		(6,000)
Net cash provided by financing activities		9,269,036		2,411,178
Net increase in cash and cash equivalents		4,962,443		850,329
Cash and cash equivalents at beginning of period		530,720		32,077
Cash and cash equivalents at end of period		$5,493,163		$882,406
Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$403,345		$46,838
Supplemental disclosures of non-cash investing and financing activities:
Issuance of units - conversion of debt		$5,169,916	$	―
Issuance of units - bridge share exchange		$3,942,375	$	―
Issuance of units – conversion of executive compensation payable		$645,767	$	―
Capital lease obligations incurred on purchases of equipment	$	―		$6,048
Issuance of stock as deferred finance costs on loans	$	―		$1,326,065
Issuance of stock - credit line fee	$	―		$190,940
Note payable - fixed asset acquisition		$49,133		$3,148
Accrued 2% late registration fee for August 2006 PPM	$	―		$29,545

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 1: Description of Company

We offer business solutions to health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. Although management support services currently represent approximately 9.4% of our revenues, we expect that provider systems will be the principal source of our revenues in future periods. The Company has five HMO contracts of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for three of these contracts. The fourth contract became active in January 2008 and the Company will assume the risk for the medical costs upon the HMO membership reaching 300 members. Currently, the Company receives income from the HMO at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per member per month basis. The fifth contract is anticipated to be active during fiscal 2009.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2008 and 2007 were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2008, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB for the year ended October 31, 2007, which should be read in conjunction with this quarterly report.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2008 and October 31, 2007, the Company has $52,013 and $51,074, respectively, in cash which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At April 30, 2008 and October 31, 2007, the Company maintained a cash balance of $467,960 and $530,720 in a checking account, respectively, and $5,256,173 and $0 in a money market account, respectively, at one banking institution. The bank has a “strong” rating issued by Standard and Poor. The aforementioned cash balance is in excess of the $100,000 FDIC insurable limit.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is ‘more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies – (Continued)

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of April 30, 2008, there was no impairment of goodwill.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended April 30, 2008, include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Solutions, Inc., The Quantum Agency, Inc. and Renaissance Administrative Services, Inc. Prior to January 1, 2008, we consolidated two billing companies under FASB Interpretation No 46(R) (FIN 46(R)), as we had full risk of operations. The management agreements for the billing and collection companies were terminated on December 31, 2007. All intercompany accounts have been eliminated in consolidation.

Variable Interest Entities

We were a counter-party to various management agreements, which terminated as of December 31, 2007, with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). We have included operations of these entities through the termination date, December 31, 2007. The balance sheet accounts have been deconsolidated as of January 1, 2008, as we believe we were the Primary Beneficiary, as defined in the Interpretation. These entities engaged in the business of medical billing and collections. The revenues and net gain derived from these entities for the two months ended December 31, 2007 before deconsolidation were $273,070 and $70,473, respectively. In settlement of the agreements, the owner of these entities agreed to forgo a consulting fee and other expenses, and agreed to accept 9,000 unregistered shares of common stock of the Company, valued at $54,660, previously agreed upon, as payment in full of all amounts owed under the agreements.

Until February 28, 2007, we were a Primary Beneficiary of another billing and collections company. At the time of deconsolidation, this entity had a book value of approximately $26,000. In addition, the revenues and net loss derived from this entity for the three and six months ended April 30, 2007 were $34,291 and $31,994, respectively.

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period classifications.  These reclassifications had no effect on reported results of operations or financial conditions.

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five HMOs of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for three of these contracts. The fourth contract became active in January 2008 and we will assume the risk for the medical costs upon the HMO membership reaching 300 members. Currently, we receive income from the HMO at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per member per month basis. The fifth contract is anticipated to be active during fiscal 2009. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies – (Continued)

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

Our insurance subsidiary entered into an agreement with an HMO to assist in the recruitment of members for a fixed fee per member enrolled. We recognize revenue, net of commissions paid, in the month when the member signs up with the HMO.

Reverse Stock Split

On August 31, 2006, the shareholders authorized the board of directors to effect a reverse stock split of our outstanding common stock to comply with the initial listing requirements of a national securities exchange or initial quotation requirement on an automatic quotation system of a national securities association with the ratio to be determined by the board in our best interest. On March 9, 2007, the board of directors approved a 1:25 reverse stock split which was effectuated on March 29, 2007. All shares and per share amounts have been restated to reflect the reverse stock split.

Stock Compensation

Effective November 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company adopted SFAS 123R beginning on November 1, 2006 and realized an increase in stock based compensation of approximately $1,933,180; $2,360,622; $128,004 and $310,680, respectively, for the three and six months ended April 30, 2008 and 2007, as a result of the adoption of SFAS 123(R).

As of April 30, 2008, we have vested options with exercise prices ranging from $2.03 to $37.50 per share and expiring in years 2008 through 2018. We have granted 1,323,334 options during the quarter ended April 30, 2008, with exercise prices ranging from $2.06 to $5.00 and expiring in years between 2013 and 2021. These options vest between the years 2008 through 2012. We issued 9,000 options to purchase units similar to the units sold in the secondary public offering to certain employees at an exercise price of $9.95 per unit. These options vested on December 13, 2007, and expire on December 13, 2012. Upon exercise of the unit option, the employee would receive three shares of the company’s common stock and two Class A warrants and two Class B warrants.

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

APRIL 30, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies – (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS No. 157, we do not currently believe adoption of SFAS No. 157 will have a material impact on our consolidated financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” These Statements replace FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. We are evaluating if the adoption of these new standards would have a material effect on our consolidated financial position or operating results.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not expect that this Statement will result in a change in current practice.

Note 3: Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

Note 4: Property and Equipment

Property and equipment consist of the following:

	April 30, 2008	October 31, 2007

Furniture and fixtures	$172,593	$110,883
Leasehold improvements	124,015	66,457
Computer equipment	170,545	182,102
Vehicle	49,574	38,953
Total, at cost	516,727	398,953
Less: Accumulated depreciation	177,063	(220,182)
Property, plant and equipment, net	$339,664	$178,214

Depreciation expense for the six months ended April 30, 2008 and 2007 was $31,516 and $48,257, respectively.

Note 5: Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as warrants and options, had been issued. The impacts of warrants and options have been excluded from the calculation of diluted loss per share as their effects would be anti-dilutive.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 5: Loss Per Share – (Continued)

We have 10,360,236 warrants, with exercise prices ranging from $5.00 to $12.50 per share, and 303,351vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at April 30, 2008. In addition, we have 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

Note 6: Debt

Secured Convertible Debentures

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the Company’s secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of the public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to the public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest under Option 2 into 486,929 unregistered units similar to the public offering units. Bridge Notes totaling $1,398,144 in debt and accrued interest were extinguished from the net proceeds of the secondary offering. The balance of $112, 340 remains outstanding at April 30, 2008. Under conversion options, we have agreed to pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. The first quarterly payment was made on April 15, 2008, in the amount of $155,336. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

Notes Payable

On November 30, 2005, we entered into a 13% two (2)-year callable loan agreement for $100,000. The terms of the loan agreement included quarterly interest-only payments. Additional compensation included 1,200 shares of common stock. The agreement contained an anti-dilution provision on the additional compensation shares whereby the lender received additional shares to maintain a specific percentage of ownership. We issued a total of 24,611 shares in common stock of which 18,926 shares were issued during the quarter ended January 31, 2008. This note was paid off from the proceeds from our secondary public offering on December 13, 2007.

In October 2007, we entered into two financing arrangements which, in the aggregate, resulted in $484,000 in net proceeds to us. Namely, we issued a two-year 10% promissory note in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters of our secondary public offering. In addition, we executed a financing agreement with High Capital Funding, LLC, a principal shareholder (HCF), and a third party lender that had no prior affiliation with us (TPL). The financing arrangement involved the issuance of two-year promissory notes to each of HCF and TPL in the aggregate principal amounts of $166,667 and $83,333, respectively. In satisfaction of the notes in full, we agreed to pay to HCF and TPL $238,094 and $119,047, respectively, with $71,427 and $35,714 representing the respective original issue discounts on the HCF and TPL notes. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. We incurred a 5% cash commission in the amount $12,500 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the HCF and TPL financings. Net proceeds to us from the HCF and TPL financing arrangements were $234,000. All three promissory notes have been extinguished from the proceeds of the secondary public offering completed on December 13, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 6: Debt – (Continued)

Notes Payable-Shareholder

On November 14, 2005, a shareholder advanced us $50,000. We and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock. This note was paid off from the secondary public offering completed on December 13, 2007.

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006, and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our board of directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan. On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 Private Placement and agreed to exchange the shares into units of the Company’s secondary offering. The loan was repaid on May 4, 2007, along with interest of $10,800. At that time, we issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement. On December 13, 2007, the bridge shares were exchanged for 11,364 unregistered units.

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2007. The balance of the amounts due: $487,647 for Mr. Guillama, which is composed of the $176,446 outstanding balance on the promissory note, $ 7,514 in unreimbursed expenses and $303,687 in accrued compensation; $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses; and $234,583 of accrued compensation for Mrs. Guillama were converted into two-year promissory notes at an interest rate of 8% per annum. On September 21, 2007, the company executed the promissory notes with the three executives. As of April 30, 2008, the balance of the shareholder promissory notes for Mr. Guillama, Mr. Cohen and Mrs. Guillama were $245,130; $79,478 and $117,931, respectively. Interest paid during the three and six months ended April 30, 2008 and 2007 was $25,487; $38,326; $0 and $0, respectively.

Note 7: Commitments and Contingencies

On February 14, 2008, we entered into an agreement with Net.Orange, Inc., a software development company, for the licensing of their healthcare clinical operating system and development of customized enhancements which incorporate electronic medical records, practice management, billing and collection archiving and storage system, and configurable Web portals. The agreement calls for, among other fees, an annual license for of $100,000 plus a monthly development fee of $50,000. This agreement will automatically renew for successive one year periods but is cancelable by either party with notification in writing at least sixty days prior to expiration of term.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 8: Equity Compensation

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

A summary of shares and options granted during the six months ended April 30, 2008 and 2007 is shown below:

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 8: Equity Compensation – (Continued)

Deferred Compensation

From time to time, we grant shares of common stock to employees, directors and advisors in lieu of, or as partial compensation for, services performed for the Company. These shares vest over two and three year periods. The value of the stock is determined by the closing market price at the date of grant. We recognized $10,544; $21,374; $22,029 and $43,204 in compensation expense related to these stock grants for the three and six months ended April 30, 2008 and 2007, respectively. During the three and six months ended April 30, 2008 and 2007, -0-, -0-, 400 and 14,000 shares were issued, respectively. During the six months ended April 30, 2008, 1,040 shares were forfeited with a value of $7,800, in which the value of the stock was determined by the closing market price at the date of grant. In the prior period, the value of the option grants which are earned over a period had been included in deferred compensation.

Stock Compensation

From time to time, we issue stock to employees as length of service awards and performance awards. Additionally, we will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in our 2003 Incentive Equity and Stock Option Plan. For the three and six months ended April 30, 2008 and 2007, we issued 15,118; 25,610; 1,578 and 2,804 shares of common stock as stock compensation, respectively. The value of the stock is determined by the closing market price on the date earned and issuable. We recorded compensation expense of $34,548; $72,894; $13,246 and $26,527, respectively, in the three and six months ended April 30, 2008 and 2007, respectively.

Key Executive Contract

On March 24, 2008, we entered into an amendment to an employment agreement (the “Agreement”) with Noel J. Guillama, the Chairman of the Board of Directors and Chief Executive Officer of the Company (the “Executive”). In accordance with the Agreement, the Executive is entitled to receive additional compensation in the form of various stock options, as described below:

The Executive was granted options to purchase 600,000 shares of the common stock of the Company on the effective date of the Agreement (“Signing Options”). The Signing Options have an exercise price of the then current VWAP (“Volume Weighted Average Price” - calculated as the Company’s volume per day multiplied by the Company’s stock closing price for the last 30 days, then divided by the total shares traded for the period) of the Company’s stock for the 30 days before the grant date ($2.06 per share). The Signing Options vest 25% on grant date, with the remaining 75% vesting in three equal installments on January 1, 2009, 2010, and 2011. All Signing Options expire ten years from the date of grant.

The Executive was granted options to purchase 20,000 shares of the common stock of the Company on the execution date of this First Amendment, and will receive additional options annually to purchase 10,000 shares of common stock of the Company commencing January 1, 2009 (the “Longevity Options”). The Longevity Options have an exercise price of the then current VWAP of the Company’s stock for the 30 days before the grant date. The Longevity Options vest 25% on grant with the remaining 75% vesting on the first three anniversaries from the grant date. All Longevity Options expire ten years from date of vesting.

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (“Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenues are equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenues of the Company surpasses an incremental level of $20 million and the Company’s annual revenues are equal or exceed $45 million in increments of $20 million until $305 million in revenues. Each threshold will be paid

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 8: Equity Compensation – (Continued)

only once and no grants will be awarded after March 1, 2013. The options will be granted within 30 days of the close of the fiscal year and will have an exercise price per share equal to the VWAP of the Company’s stock 30 calendar days preceding the grant date.  The Performance Options shall vest 25% on grant date with the remaining 75% vesting on the first three anniversaries from the grant date. All Performance Options shall expire ten years from the date of vesting.

In addition, The Executive was issued a one-time grant of a pool of options to purchase 700,000 shares of common stock of the Company (“Extraordinary Options”), to be distributed among all key senior executives as proposed by the Executive and the Compensation Committee of the Board. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. The Extraordinary Options immediately vest, and expire ten years from the date of vesting.

Note 9: Secondary Public Offering

Our secondary public offering became effective on December 12, 2007. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day, or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000 before additional offering expenses of $614,456, of which $350,824 was paid in the prior fiscal quarter.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes. The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section.

Executive Overview

We offer consulting and outsourcing services to health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans as well as to healthcare providers in the state of Florida through our Community Health Systems, also referred to as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of healthcare providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer various management support services to healthcare providers, HMOs, healthcare facilities and physician associations that enable them to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our network. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. The Company is additionally leveraging cutting-edge technology with the development and execution of a series of innovative initiatives (including patent pending business processes) designed to make Quantum one of the leading providers of business solutions for the healthcare industry in Florida.

As mandated by CMS, we have separate networks of healthcare providers covering all required medical fields and ancillary services in every county where we currently operate, each of which serves as a community-based comprehensive delivery system of care, which we call Community Health Systems (CHS). Once CMS-compliant, we then make our county-wide CHS network of healthcare providers available to HMOs with whom we contract on a non-exclusive basis. Our network participants, whether physicians, physician groups or other healthcare providers, are eligible to treat member/patients of all of our contracted HMOs and can do so without going through separate admission processes with the various HMOs.

Our network places us in the position of being the primary interface between the HMOs and the contracted healthcare providers and affords us the opportunity of becoming the preferred management service provider of administrative, practice management and ancillary services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. It is our philosophy to provide high quality service as the link between our HMOs and our network contracted providers. By virtue of this relationship, we relieve the healthcare providers and the HMOs of substantial administrative and repetitive burdens generally associated with the operations of a managed care enterprise and with the verification of medical credentials (credentialing) of healthcare providers that desire to participate in the HMO managed care plans, as required by CMS regulations. We also enable HMOs to establish a network of contracted healthcare providers necessary to enter any new geographic market without having to interact with numerous healthcare providers or multiple service organizations.

As of May 30, 2008, our network included approximately 2,000 healthcare providers and operations in 26 counties in central and southern Florida. Our goal is to increase the number of healthcare providers participating in our network to 2,500 by end of calendar 2008 and to continue a measured rollout of additional CHS to eventually encompass all 67 Florida counties. We believe that each new CHS represents an opportunity for HMOs that are not marketing their managed care plans in that county to expand their market by providing them ready-made or turnkey access to that county without substantial delay or start-up cost.

We were a development stage company until July 2006. From inception, we have focused on building networks of healthcare providers, negotiating and signing contracts with HMOs, providing services for members of four HMO contracts and developing our business administration and support team. We have executed full-risk contracts with seven HMOs, four (4) of which our provider systems are actively providing healthcare for the HMOs’ members. Under a full-risk contract, we receive a monthly dollar amount (a capitated rate) for each patient that chooses one of our contracted healthcare providers as his or her primary care physician. We expect that the remaining contract will become active in 2008 and 2009. A contract generally will not generate revenues until we have a complete CMS-compliant county network of healthcare providers or a CHS that is ready to provide comprehensive care to the Medicare Advantage patients in the specified counties, and patients enrolled under the contract with contracted healthcare providers in our CHS. Annually, beginning on November 15, HMOs can sign up new members who may elect to join our provider systems during the open enrollment period under a managed care plan operated under the Medicare Advantage program. Open enrollment ends March 31 of each year. This is our “window of opportunity” for new contracts to begin generating revenues on January 1 of each calendar year. Although not as predictable, other opportunities also occur at the time that a person becomes eligible to participate in a managed care plan, e.g., when he or she becomes 65 years of age or becomes disabled, when enrolled patients are transferred from another plan, when another managed care plan is terminated by CMS or when a person moves from one service area to another. Revenues under these agreements are generally recorded in the period in which we are responsible for providing services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the HMOs based on the updated health status of the member and updated demographic factors. Any change in premium from CMS to the HMO will adjust the premiums we receive from the HMO. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the HMO. We commenced generating revenues under one contract in September 2005 in Volusia County, Florida, with Dade and Broward Counties added in January 2006, under the second HMO contract in December 2006, and under the third contract in January 2007 and under the fourth HMO contract in February 2008.

Our provider systems’ revenues generally consist of a percentage of premiums paid by CMS to the contracted HMOs on a “Per Member Per Month” (PMPM) basis, known as a capitated fee. The actual percentage is negotiated with the HMO. The amount of PMPM varies depending upon the CMS premium, which is influenced by a patient’s age, residing county, health profile and other factors. Management support services revenues are generated by contracting with healthcare providers to provide billing and collections services and, to a limited degree, insurance products specifically tailored to physician’s needs, such as health, life, disability and malpractice insurance. Our insurance revenues are commissions paid to us on insurance products sold. The provider systems’ direct medical costs are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR). Our provider systems direct costs include capitation payments to participating physicians and specialists, fee-for-service payments to non-participating physicians and specialists, payments to hospitals for in-patient and out-patient services, payments to pharmacies for prescription drugs and the allowance for IBNR. The management support services direct costs are related to the billing companies and include salaries, benefits and claims processing costs.

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

Under our full-risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. No contracts were considered loss contracts at April 30, 2008, because we have the right to terminate unprofitable physicians under our managed care contracts.

The majority of our revenues from management support services are generated from services provided from the billing and collections company. We receive a contractual fee based on the total claim reimbursements received by the billing company’s clients. Currently, we do not have any active management contracts.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of April 30, 2008, the balance of IBNR allowance is $2,442,239. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

Normally, IBNR claims are estimated using historical claims patterns, current enrollment trends, member utilization patterns, timeliness of claims submissions and other factors. However, we have a limited history to base our estimated IBNR allowance. Therefore, we are currently using an approximation based on industry experience primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.

Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under SFAS No. 5, “Accounting for Contingencies,” we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the six months ended April 30, 2008, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at April 30, 2008.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is ‘more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

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

Results of Operations

Three and Six Months Ended April 30, 2008, as Compared to the Three and Six Months Ended April 30, 2007

Revenues and Direct Costs

The following table presents the revenues and direct costs for the three and six months ended April 30, 2008 and 2007. These items are discussed in detail following the table.

	For the three months ended April 30,		For the six months ended April 30,
	2008	2007	2008	2007
Revenues
Provider systems	$4,232,698	$326,100	$6,892,720	$406,576
Management support services	20,100	486,232	296,033	826,932
	4,252,798	812,332	7,188,753	1,233,508

Direct Costs
Provider systems	5,112,831	285,323	8,094,400	372,399
Management support services	13,500	391,247	213,079	588,133
	5,126,331	676,570	8,307,479	960,532

Gross profit	$(873,533)	$135,762	$(1,118,726)	$272,976

Revenues

Total revenues for the three and six months ended April 30, 2008, increased $3,440,466 and $5,955,245 compared to the three and six months ended April 30, 2007, respectively. Provider systems revenues account for approximately 99.5% and 95.9% of our total revenues for the three and six months ended April 30, 2008. The increase from the same periods last year is a direct result of active contracts with four HMOs. For the six months ended April 30, 2007, we had only one HMO contract that was not at full risk and therefore generated only minimal revenues. Management support services revenues for the three and six months ended April 30, 2008, decreased $466,132 and $530,899 compared to the three and six months ended April 30, 2007. For the six months ended April 30, 2007, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We are actively searching for other billing and collection companies for future management agreements or acquisitions.

Provider systems revenues growth is dependent on the number of new members/patients that enroll in the HMO network and are assigned to our healthcare providers. Although growth has been steady through fiscal 2008, additional growth has been limited by the fact that members cannot change HMO networks freely due to the statutory restrictions governing the Medicare Advantage plan. During the open enrollment period commencing on November 15, 2007 through March 31, 2008, we experienced 5% growth in the number of participating providers and 99% growth in members. We expect that the growth in the management support services revenues will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses and joint ventures. As we develop our sales and marketing capabilities, we expect that growth in management support services revenues will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs for the three and six months ended April 30, 2008, increased $4,449,761 and $7,346,947 compared to the three and six months ended April 30, 2007, respectively. The increase of $4,827,508 and $7,722,001 for the three and six months ended consists of provider systems costs and the decrease of $377,747 and $375,054 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 7,795 additional patient months under our HMO contracts as of the end of the 2008 period as compared to the same period in 2007, and these new patients were enrolled with the full-risk HMOs. The direct cost amount for the six months ended April 30, 2008, includes $7,457,679 of claims paid and reserved. During the three months ended April 30, 2008, an additional $413,827 was paid for reinsurance to cover excessive medical costs (stop-loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that were under management contracts and which were incurred through December 2007.

Gross Profit

For the three and six months ended April 30, 2008, the gross profit (loss) from provider systems was ($880,133) and ($1,201,680), respectively, and the gross profit from the management support services was $6,600 and $82,954, respectively. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three and six months ended April 30, 2008 and 2007, respectively. These items are discussed in detail following the table.

	For the three months ended April 30,		For the six months ended April 30,
	2008	2007	2008	2007

Operating expenses
Cash-based salaries and employee costs	$1,128,232	$626,763	$2,573,679	$1,127,015
Equity compensation	1,939,429	128,004	2,350,622	310,680
Occupancy	85,427	91,855	171,567	176,409
Depreciation & amortization	56,317	24,778	86,376	48,257
Other general & administrative expenses	754,894	425,727	1,349,674	720,234
Total operating expenses	$3,964,299	$1,297,127	$6,531,918	$2,382,595

Non-operating expenses
Amortization of financing fees	$—	$349,345	$4,001,649	$742,233
Amortization of debt discount	—	1,427,797	76,738	2,026,892
Interest	74,945	91,265	433,423	168,268
Gain on disposal of assets	(8,803)	—	(312,465)	—
Total non-operating expenses	$66,142	$1,868,407	$4,199,345	$2,937,393

Operating expenses for the three and six months ended April 30, 2008, increased $2,667,172 and $4,149,323, respectively.  Cash-based salaries and employee costs increased $501,469 and $1,446,664, respectively, due to compensation for additional employees and annual salary increases.  During the period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Equity compensation increased $1,811,425 and $2,039,942, respectively, with the majority of the increase from the granting of options related to the amendment of the employment agreement of our Chief Executive Officer. Other general and administrative expenses increased $412,548 and $652,565, respectively, with travel and marketing comprising a majority of this increase. These expenses were incurred due to the continuing efforts to expand our operations. Additionally, our professional fees increased due to the expansion of our operations. Non-operating expenses decreased $1,802,265 and increased $1,261,952, respectively, due to the amortization of debt discount and financing costs during the first quarter related to the exchange of Bridge Shares resulting from the secondary public offering.

Net Loss

Net loss for the three and six months ended April 30, 2008 and 2007 was $4,903,974; $3,029,772; $11,849,989 and $5,047,012, respectively. Net loss per share was $0.55; $1.87; $1.62 and $3.45 for the three and six months ended April 30, 2008 and 2007, respectively. The majority of the increase in the net loss for the six months ended was attributed to costs related to the debt financing.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals.

We were a development stage company through July 31, 2006, and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception through April 30, 2008, we have incurred a net loss from operations of more than $11.8 million and an accumulated deficit of more than $31.2 million.

As of April 30, 2008, our principal sources of liquidity were cash and cash equivalents of $5,493,163 which was available as a result of a secondary public offering effective December 13, 2007, in which we sold 1,200,000 of units of our securities at $11.00 per unit, or gross proceeds of $13,200,000. The units traded as a single security until separation on the 30th day or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000. Additional expenses incurred in connection with completion of the offering totaled $614,456.

We had working capital as April 30, 2008, of $2,353,933 as compared to a working capital deficit of $4,940,845 at April 30, 2007, which represents an increase of $7,294,778. The increase in the working capital is due to the proceeds of the secondary public offering as detailed above.

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

In February 2008, Quantum Medical Technologies, Inc., entered into an agreement with Net.Orange, Inc., a software development company. Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection archiving and storage system, and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, web-based information system to include our network of over 2,000 healthcare providers as well as the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes an annual fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to their healthcare software system for a monthly fee of $50,000.

Financing Activities

Net cash of $9,269,036 was provided by financing activities for the six months ended April 30, 2008, compared to $2,411,178 for the six months period ended April 30, 2007. We received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,520,395 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

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

Operating Activities

Net cash of $3,905,572 was used in operating activities for the six months ended April 30, 2008, compared to $1,542,866 for the six months ended April 30, 2007. The increase of $2,445,406 was primarily due to an increase in travel and marketing in our continued efforts to expand our current operations.

Investing Activities

Net cash of $401,021 was used for investing activities for the six months ended April 30, 2008, compared to $17,983 for the six months period ended April 30, 2007. Net cash for investing activities primarily relates to the purchase of furniture and equipment due to the expansion of the corporate office and additional office space for our Miami operations.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

Item 4.

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

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company financial reporting.

Until the fourth quarter of the fiscal year ended October 31, 2006, the Company was a development stage company and, as such, maintained a system of internal controls that was adequate for the company of its size and simplicity. Over the past two years, however, the Company has experienced significant changes in its business and operations, which, in turn, substantially strained the Company finance and accounting personnel and functions. In addition, a substantial delay and additional expenses in connection with the December 2007 public offering of the Company securities imposed a significant additional stress on the already very limited accounting and finance resources of the Company.  The Company believes that the foregoing resulted in review, monitoring and minimal segregation of duties deficiencies in its internal controls over financial reporting as determined by the Certifying Officers in the course of their evaluations.

The Company management and the Audit Committee considered what changes, if any, were necessary to the disclosure controls and procedures of the Company to ensure that the deficiencies described above would not recur in the future reporting periods. In its review, the management and the Audit Committee noted that the deficiencies described above related principally to the Company’s shortage of qualified accounting and finance personnel and the stress on such personnel currently in place at the Company. The Audit Committee and the management further noted that the deficiencies described above did not have any effect on the accuracy of the Company financial statements for the reporting period in question.

As a result of these findings, the Company has determined that in order to remedy these control deficiencies it needs to hire in the immediate future additional accounting and finance personnel (up to 3 additional persons) having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. The Company has started to implement procedural changes with the addition of new personnel and will continue to add additional personnel and update procedures until all deficiencies have been addressed. No additional changes to the Company disclosure controls and procedures were needed in response to the deficiencies described above. The Company believes that the completion of these steps will allow it to conclude that its disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations there under.

There were no further changes in the Company internal control over financial reporting during the fiscal period in question that has materially affected or is reasonably likely to materially affect, the Company internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceedings nor are we aware of any pending legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.

Item 1.A.

Risk Factors

We are a smaller reporting company as defined in Regulation S-K and thus are not required to report material changes from the risk factors previously disclosed in our report on Form 10-KSB for the year ended October 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Recent Sale of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his/her/its intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes of the Company. During the fiscal quarter subject to this report, we issued:

•

15,118 shares of common stock to our employees as compensation for their services.

(b)

Purchases of Equity Securities by the Registrant

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security-Holders

None.

Item 5.

Other Information

On June 11, 2008, the Board of Directors of the Company approved an amendment to the Company’s Bylaws (the “Bylaws”), stating, in effect, that if a quorum at a meeting of the Company’s shareholders is present, action on a matter is approved if the votes cast for the matter exceed the votes cast against the matter, unless the Company’s Articles of Incorporation, as amended, the Nevada State Statutes or other applicable laws, rules or regulations require a greater number of affirmative votes. A copy of the Bylaws reflecting the foregoing amendment is filed as exhibit to this Quarterly Report.

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
3.1(i)		Articles of Incorporation, as amended (1)
3.1(ii)		Bylaws, as amended (3)
10.1		Master Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(2)
10.2		Original Equipment Manufacturer Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(2)
10.3		First Amendment to the Executive Employment Agreement dated as of March 24, 2008. (4)
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

———————

(1)

Previously filed as part of Amendment No. 5 to the registration statement on Form SB-2 (SEC File No. 333-142990) filed with the SEC on October 25, 2007.

(2)

Incorporated by reference from the Company’s Current Report on Form 8-K dated March 3, 2008.

(3)

Filed herewith.

(4)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 16, 2008

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President and Chief Executive Officer