Form 10KSB/A
period 2007-10-31
QUANTUM GROUP INC /FL
filed 2008-09-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-KSB / A

Amendment No.1

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

Revenues for the most recent fiscal year: $4,262,595

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

Yes  ☐    No  ☒

Explanatory Note

The Quantum Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2008 (the “Original Report”) for the year ended October 31, 2007 to amend and restate its consolidated financial statements and Management’s Discussion and Analysis filed in the Original Report. The nature and scope of restatements are discussed in Note 2 to the consolidated financial statements. The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at-full-risk” during the fiscal year ended October 31, 2007, which was contrary to subsequent information provided to the Company. The “at-full-risk” transactions related to the HMO in question have been reversed and the correct “not-at-risk” revenue and expenses have been recorded for the fiscal period in question.  For detailed discussion of the effect of these matters, refer to the “Restatement” discussion appearing on page 27 of this Amended Report.

The following sections of this Form 10-KSB/A have been amended to reflect the restatement: Item 6. Management Discussion and Analysis and Item 13 (a) (1) Financial Statements.  With the exception of (i) the foregoing sections and amended and restated presentations contained therein and (ii) as set forth in this Explanatory Note, this Form 10-KSB/A continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained herein to reflect events that occurred following the filing date of the Original Report.   Accordingly, this Form 10-KSB/A should be read in conjunction with our public filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-KSB have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

General

Unless otherwise indicated or the context otherwise requires, all references in the Form 10-KSB/A to “we”, “us”, “our”, “Quantum” or the “Company” refer to The Quantum Group, Inc. and its consolidated subsidiaries. All references to a “Fiscal” year refer to our fiscal year which ends October 31. As used herein, Fiscal 2007 refers to the fiscal year ended October 31, 2007, Fiscal 2006 refers to fiscal year ended October 31, 2006 and Fiscal 2005 refers to the fiscal year ended October 31, 2005.

———————

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect us is frequently detailed in our Company reports filed with the Commission. This Report contains “forward-looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB/A, Form 10-QSB, Form 8-K, Form 14A or 14C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could materially differ from those indicated in the forward-looking statements.

The Quantum Group, Inc.

FORM 10-KSB/A FOR THE YEAR ENDED OCTOBER 31, 2007

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

31

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

31

Item 8A.  Controls and Procedures

31

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance with Section 16(a) of the Exchange Act

33

Item 10.   Executive Compensation

36

Item 11.   Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

40

Item 12.   Certain Relationships and Related Transactions, and Director Independence

42

Item 13.   Exhibits

46

Item 14.   Principal Accountant Fees and Services

47

SIGNATURES

49

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

We currently have five executed contracts with HMOs and are generating revenues under three of these contracts. These contracts can be “full risk” or “not at risk”.  Two of our contracts were designed to be “not at risk” agreements until the point at which there were 300 HMO member/patients using our network providers as their primary care physicians.  Beginning October 1, 2007, two of our contracts generating revenues are at full risk. Under a full-risk contract, we are responsible for covering the direct costs of medical care for each covered patient, subject to a stop-loss ceiling we negotiate with each HMO. This limits our exposure to catastrophic claims from a single patient for the year of care once we incur a certain amount of cost. Once the limit is reached, we are no longer responsible for the expenses of medical care provided to that patient. The stop-loss ceilings vary by HMO. In general, we are charged a negotiated monthly rate that is deducted from the capitation we receive from the HMO. The stop loss thresholds are between $35,000 and $50,000 for a single patient for any one calendar year.

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

Part of our responsibility under our current HMO contracts is to certify providers’ credentials. Our credentialing department commenced operations in September 2005. Credentialing is part of the underwriting process that the healthcare provider undergoes to participate in our network and is required by the Medicare Advantage program. We must comply with all regulatory requirements and strict guidelines to which the HMO is subject under the rules and regulations of the Florida Agency for Health Care Administration (AHCA) and CMS. RHS uses National Committee for Quality Assurance (NCQA) standards, procedures and software to manage this process. We have also established a Medical Credentialing Committee for the purpose of making recommendations to approve or deny provider participation in our network. The Medical Credentialing Committee is made up of practicing licensed Florida physicians. HMOs perform periodic routine audits in accordance with their internal schedule to ensure our compliance.  The Company has been assigned by HMOs to perform the physician credentialing on their behalf as a “delegated credentialer”.

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

We began generating revenues under one HMO contract in September 2005 in Volusia County, Florida, followed by Dade and Broward Counties in January 2006. The second and third HMO contracts began generating revenues in December 2006 and January 2007, respectively. We expect that the two remaining contracts will begin generating revenues in each of Fiscal 2008 and Fiscal 2009. In Fiscal 2007, provider systems revenues, which are the revenues we earn from our network providers treating the HMO patients, accounted for approximately 58.1%  of our total revenues. However, by Fiscal 2008, we expect that a higher percentage of our revenues will be derived, directly or indirectly, from the medical services provided by our network healthcare providers to patients enrolled in Medicare Advantage managed care plans.

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

preventive and wellness management;

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

As a result, we face a wide spectrum of competitors. We have direct competition from large publicly traded HMO service organizations, e.g., Metropolitan Health Networks, Inc. and ContinuCare, Inc., which collectively provide approximately $450 million in medical services to HMO clients in Florida annually. There are also a number of small and private organizations providing similar type of HMO support services. We also face substantial competition from numerous organizations that provide medical billing and collections and insurance products, and an array of other services we intend to offer to healthcare providers in the near future. Even in this competitive environment we believe that our business model of building CHSs to facilitate a cost effective expansion opportunity to our contracted HMOs in 26 counties gives us an advantage over larger, more geographically-limited competitors. Our ability to help the providers gives us an opportunity to attract them to our CHS and to establish a long term relationship with these providers going forward. We also believe that our focus on using an integrated technology solution to reduce costs and improve patient care will be a strategic advantage that will make us more competitive in our industry.

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

Since inception in 2001, we have incurred net losses in every year, including the most recent year ended October 31, 2007 in which year our net loss was $10,563,213. We incurred net losses of $1,853,620 for the fiscal year ended October 31, 2005 and $4,672,760 for the fiscal year ended October 31, 2006. We have had significant negative cash flows from operations in every period. Historically, we have funded our operations through the sale of common stock and a series of debt financings. There is no assurance that we will be able to rely on obtaining similar loans and the sale of additional equity, and therefore, our ability to remain in business will depend upon being able to achieve positive cash flow from operations and net income. We expect to incur losses until at least Fiscal 2009 and may never become profitable. We expect our expenses will increase substantially for the foreseeable future as we seek to expand our operations, implement internal systems and infrastructure and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

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

In the two years, we negotiated five full-risk contracts with HMOs, three of which agreements earn revenues and accept patients and the remaining two of which have been executed, but contain no patient coverage yet. Under a full-risk contract, we are responsible for covering the direct costs of medical care for each covered patient, subject to a stop-loss ceiling we negotiate with each HMO. This limits our exposure to catastrophic claims from a single patient for the year of care once we incur a certain amount of cost. Once the limit is reached, we are no longer responsible for the expenses of medical care provided to that patient. The stop-loss ceilings vary by HMO. In general, we are charged a negotiated monthly rate that is deducted from the capitation we receive from the HMO. The stop loss thresholds are between $35,000 and $50,000 for a single patient for any one calendar year. Although we are attempting to expand our healthcare provider customer base, we expect that a limited number of HMO customers will continue to represent a substantial portion of our revenues for the foreseeable future. Moreover, under our current business model, we do not plan to have a large number of HMO contracts. The three HMOs for which we service patients account for approximately 58.1%  of our revenues for the fiscal year ended October 31, 2007, and approximately 64% of the total number of patients covered under our existing HMO contracts is currently concentrated under a single HMO contract. If our contract with that HMO is terminated, our financial results could be adversely affected. We anticipate that the percentage of our revenues derived from the HMO contracts will represent the majority of our revenues for the foreseeable future. This lack of diversification makes us highly susceptible to conditions affecting HMO operations. Although we work closely with our HMOs to attempt to limit the risk of an adverse event, the loss of any one or more of such HMOs could have a material adverse effect on our revenues, results of operations and financial condition.

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

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal controls over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by our anticipated increased rate of growth or the impact of potential acquisitions. In addition, anticipated upgrades or enhancements to our computer systems could cause internal control weaknesses.  It may be difficult to design and implement effective internal controls over financial reporting for combined operations as we integrate acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information on a timely basis are reported in our public filings. Additionally, any fraud, whether or not material, that involves management, or other employees who have a significant role in our internal control over financial reporting, is reported on such filings as applicable.

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

In January 2008, we secured the 4,500 square-foot office space adjacent to our existing Wellington offices. This facility will be operational by March 1, 2008.   We do not foresee any significant difficulties in obtaining any required additional space if required.

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

On November 17, 2007, we gave the investors in our three private placements dated August 2006, December 2006 and March 2007, two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. In accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 133,270 unregistered units similar to the public offering units, and $3,609,986 of debt and accrued interest under Option 2 into 468,877 unregistered units similar to the public offering units .. The remaining Bridge Notes totaling $1,649,463 in debt and accrued interest is to be paid from the net proceeds of the secondary offering. Additionally, the holders of the Bridge Shares issued in conjunction with the interim bridge loans and private placements of August 2006, December 2006 and March 2007 had the right to exchange their Bridge Shares for unregistered securities identical to the units offered in the secondary offering based on the public offering price of the units offered. A total of 937,907 bridge shares have been exchanged for 704,693 unregistered units based upon an offering price of $11.00 per unit. These transactions have increased our shares outstanding by 3,600,000 shares from the secondary offering and 1,176,172 shares from the bridge share exchange. We have also issued 92,323 shares as a penalty for not registering the bridge shares and the conversion shares relating to the interim bridge loans and the private placements.

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

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our significant accounting policies are discussed in Note 3 to our Consolidated Financial Statements. We have discussed the development and selection of our critical accounting policies and related disclosures with our Audit Committee and have identified the following critical accounting policies for the current fiscal year.

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

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of October 31, 2007, the balance of IBNR allowance is $674,528. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

 Results of Operations

Restatements

Subsequent to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, an error in accounting for convertible securities with beneficial conversion features was identified. We sold $6.05 million of investment units in conjunction with three separate private placements in 2006 and 2007.  Specifically, each investment unit consisted of a $50,000 convertible debenture and approximately 6,061 shares of common stock.  The holders of the debentures had a right to convert the debentures into common stock at a price of 70% of an anticipated offering price of common stock.  We allocated the proceeds received from the sale of the investment units to the convertible debentures, common stock shares and the beneficial conversion feature on a relative fair value basis. Further the amounts allocated to the beneficial conversion feature were recognized and fully amortized into earnings during the year ended October 31, 2007.

While we believed we had appropriately matched the values to the separate securities issued, differences have been subsequently identified in the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Convertible Instruments” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”  by the Public Company Accounting Oversight Board’s inspection of our external audit firm and review of their audit of our financial statements for the year ended October 31, 2007..  One difference is the allocation of the proceeds received to the debentures, the shares and the beneficial conversion feature. Another difference relates to the timing of the recognition and amortization of the discount attributable to the beneficial conversion feature.  The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

The restated financial statements also reflect corrections of other errors as part of this restatement regarding revenues and medical costs representing “at-full-risk” transactions.  We originally concluded these items, both individually and in the aggregate, were not material to our consolidated financial statements.

T he Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at-full-risk” during the fiscal year ended October 31, 2007, which was contrary to subsequent information provided to the Company. The “at risk” transactions related to the HMO in question have been reversed and the correct “not-at-risk” revenue and expenses have been recorded for the fiscal period in question.

Finally, as previously disclosed, we have conducted a detailed reconciliation of our deferred income tax balances. The restatement reflects the results of that reconciliation

Fiscal years ended October 31, 2007 (as restated) as compared to October 31, 2006 (as restated)

Revenues and Direct Costs

The following table presents the revenues and direct costs for the fiscal years ended October 31, 2007 and 2006, respectively. These items are discussed in detail following the table.

	For the Fiscal Years Ended October 31,
	2007	2006
	(restated)	(restated)
Revenues
Provider systems	$2,478,581	$41,203
Management support services	1,784,014	54,050
	4,262,595	95,253
Direct Costs
Provider systems	2,796,820	41,203
Management support services	1,293,717	41,007
	4,090,537	82,210
Gross Profit	$172,058	$13,043

Revenues

Total revenues for the fiscal year ended October 31, 2007 (2007 Period) increased by $4,167,342 from the fiscal year ended October 31, 2006 (2006 Period). In the 2006 Period, we had two HMO contracts that were not at full risk and did provide medical support services. The increase in the 2007 Period was due to the implementation of two management contracts for billing and collections and the addition of two HMO full-risk contracts.   Provider systems revenues of $2,478,581 accounted for 58.1% our total revenues in the 2007 Period as compared to revenues of $41,203 representing 43.3% of our revenues in 2006 Period. Management support services revenue increased 1,729,964 and represented 41.9% of our revenue and was primarily from our management of two medical billing and collection companies. These contracts have terminated on December 31, 2007 and have not been extended for an additional period. We anticipate that we will be able to acquire one or more billing and collection companies in the third or fourth quarter of Fiscal 2008. Additionally, based upon revenues from our provider systems during December 2007 of approximately $646,000, if annualized, our revenue for the fiscal year ending October 31, 2008 would be approximately $7,752,000. Therefore we expect our consolidated revenues for Fiscal 2008 to increase, without acquiring another billing and collection company. In the 2006 Period, we entered into an agreement with one HMO to assist it in increasing its membership. Under that agreement, during the 2006 Period, we received commissions on the sale of Medicare HMO coverage to those who were eligible for the Medicare Advantage program. This was done on a limited basis. The net commission received was $4,975 for the 2006 Period and is reflected in the management support services revenues. As of October 1, 2007, the second HMO contract reached the patient threshold of 300. Therefore, this contract has converted to full-risk status and will result in our receipt of capitated fees in future periods.

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

Direct Costs

Direct costs associated with our provider systems was $2,796,820 or 68.4% of our total direct costs. These costs are associated with medical costs incurred in providing healthcare services for our HMO contracts.  As expected, during the 2007 Period, we have experienced medical costs in excess of revenue from our provider systems. We anticipate that, over the next year, with the implementation of our technology solutions, the increase in our staffing and the increase in the number of HMO members, the medical costs incurred by HMO member would decrease.  For the year ended October 31, 2006, our medical costs from provider systems equaled our revenue as we had one operational HMO contract that was not at full risk.  The increase of $2,755,617 in provider systems direct costs was attributable to the two additional HMO contracts that became operational during the year. The medical support services direct costs was primarily from the two medical billing and collection services.

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

	For the Fiscal Years Ended October 31,
	2007	2006
	(restated)	(restated)
Operating expenses
Salaries and employee costs	$3,712,851	$1,782,497
Consulting	395,426	308,282
Occupancy	363,295	114,492
Depreciation & amortization	82,598	62,126
Other general & administrative expenses	1,202,982	663,953
Total operating expenses	$5,757,152	$2,931,350
Non-operating expenses
Amortization of debt discount	$3,061,016	$1,152,071
Amortization of financing costs	749,755	431,449
Late registration penalties	546,231	---
Interest and other expense	621,117	170,933
Total non-operating expenses	$4,978,119	$1,754,453

Operating expense for the 2007 Period increased $2,825,801 or 96.4%. Salaries and employee costs increased $1,930,354 due to compensation for additional employees, annual salary increases and stock-based compensation. Stock based compensation increased by $680,000 due to the adoption of SFAS 123R. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Additional increases of $874,976 were incurred for consulting fees, occupancy and general and administrative expenses. The increase of $248,803 in occupancy expenses was partially due the addition of additional office space in Miami, Florida and the expanded corporate office space during 2006 Period. General and administrative costs increased by $539,029 or 81.2%, of which $88,093 was attributable to an increase in technology expenses and $86,828 attributable to an increase in postage relating to the medical billing and collection companies. Non-operating expenses increased $3,223,666 or 183.7% due to cost associated with private placement debt financing.

Net Loss

Net loss for the fiscal year ended October 31, 2007 and 2006 was $10,563,212 and $4,672,760, respectively, which represented a 126.0% increase. Net loss per share was $6.14 and $4.72 for the fiscal year ended October 31, 2007 and 2006, respectively. The majority of the increase was attributed to costs related to the debt financing of $3,223,666 and the increase in personnel costs of $1,930,354.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals.

As of October 31, 2007, our principal sources of liquidity were cash and cash equivalents of $530,720, which were available to us as a result of a series of bridge loan transactions between August 2006 and May 2007 in the principal amount of $6,050,000. During the year ended October 31, 2007, we drew down on a $300,000 credit line from High Capital Funding, LLC with two credit limit increases totaling an additional $151,000 which have since been paid off and terminated.

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of Fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception in 2001 through October 31, 2007, we have incurred a net loss from operations of more than $11.1 million and an accumulated deficit of more than $18.7 million.

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

We had a working capital deficit as October 31, 2007 of approximately $8,966,000 as compared to a working capital deficit of $2,652,000 at October 31, 2006, which represents an increase in the deficit of $6,314,000. Our working capital needs over the past year were primarily met from the issuance of the debt securities in the amount of $6,050,000 and the proceeds from the three financing agreements of $500,000.

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

Termination of Employment. If the employment or service of a participant is terminated for cause, the options of such participant, both accrued and future, then held will terminate immediately. If the employment or service of the participant is terminated by either the participant or by us for any reason other than for cause, death, or for disability, as defined in Section 22(e)(3) of the IRS Code, the Options of such participant then outstanding will be exercisable by such participant at any time prior to the expiration of the Options or within one month after the date of such termination, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options at the date of such termination. In the case of a participant who becomes disabled, as defined by Section 22(e) (3) of the IRS Code, the rights of such participant under any then outstanding Options will be exercisable by such participant at any time prior to the expiration of the Options or within one year after the date of termination of employment or service due to disability, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options at the date of such termination. In the event of the death of a participant, the rights of such participant under any then outstanding Options will be exercisable by the person or persons to whom these rights pass by will or by the laws of descent and distribution, at any time prior to the expiration of the Options or within one year after the date of death, whichever period of time is shorter, but only to the extent of the accrued right to exercise the Options, if any, at the date of death. Another period of time for the exercise of Options may be specified by the Compensation Committee for the aforementioned terminations with the exception of termination for cause. The terms and conditions regarding any other awards under the Plan will be determined by the Committee. If a person or estate acquires the right to exercise an award under the Plan by bequest or inheritance, we may require reasonable evidence as to the ownership of such award, and may require such consents and releases of taxing authorities as we may deem advisable.

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

Nonqualified Stock Options. Under present regulations, a participant who is granted a Nonqualified Stock Option will not realize taxable income at the time the Option is granted. In general, a participant will be subject to tax for the year of exercise on an amount of ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the Option price, and we will receive a corresponding deduction. Income tax withholding requirements apply upon exercise. The participant's basis in the shares so acquired will be equal to the Option price plus the amount of ordinary income upon which he is taxed. Upon subsequent disposition of the shares, the participant will realize capital gain or loss, long-term or short-term; depending upon the length of time the shares are held after the Option is exercised.

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

10.8

2003 Incentive Equity and Option Plan (1) **

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

10.16

Placement Agent Agreement dated December 15, 2006 (5)

10.17

Placement Agent Agreement dated March 28, 2007 (5)

10.18

Executive Employment Agreement between the Company and Noel J. Guillama dated September 7, 2007 (3) **

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

Item 14.

Principal Accountant Fees and Services

The following represents fees for professional services rendered by Daszkal Bolton, LLP (“DB”), our independent accounting firm, for the fiscal years 2007 and 2006:

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

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, this September 19, 2008.

THE QUANTUM GROUP, INC.

By:	/s/ Noel J. Guillama
Noel J. Guillama,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Noel J. Guillama	/s/ Donald B. Cohen
Noel J. Guillama, Director	Donald B. Cohen, Director
President and Chief Executive Officer Date: September 19, 2008	Executive Vice President and Chief Financial Officer
Date: September 19, 2008

/s/ Lawrence B. Fisher	/s/ Susan Darby Guillama
Lawrence B. Fisher, Director	Susan Darby Guillama, Director
Date: September 19, 2008	Executive Vice President
Date: September 19, 2008

/s/ Alberto Del Valle
Jose de la Torre, Director	Alberto Del Valle, Director
Date: September 19, 2008	Date: September 19, 2008

/s/ Gregg M. Steinberg
Gregg M. Steinberg, Director
Date: September 19, 2008

THE QUANTUM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Quantum Group, Inc.

We have audited the consolidated balance sheet of The Quantum Group, Inc. as of October 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2007, and the results of their operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 the accompanying consolidated financial statements have been restated.

/s/ Daszkal-Bolton, LLP

DaszkalBolton LLP

Boca Raton, Florida

February 13, 2008

(September 19, 2008, as to the
effects of the restatement
discussed in Note 2)

THE QUANTUM GROUP, INC.

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2007

(Restated)

Assets
Current assets
Cash	$530,720
Restricted cash	51,074
Accounts receivable	262,026
Prepaid expenses	482,017
Other current assets	34,073
Total current assets	1,359,910
Property and equipment, net of accumulated depreciation of $220,182	178,214
Goodwill	23,300
Other assets	61,865
Total assets	$1,623,289
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$450,372
Accrued liabilities	703,524
Accrued payroll and payroll taxes	1,119,975
Due to HMOs, net of receivable of $329,537	344,991
Notes payable and accrued interest – shareholders – current portion	474,261
Notes payable - 8% convertible debentures, net of discount of $0	6,050,000
Loans payable - current portion, net of discount of $123,141	607,893
Capital lease obligation - current portion	16,178
Other current liabilities	558,347
Total current liabilities	10,325,541
Long-term debt
Loans payable, net of current portion	28,989
Notes payable and accrued interest – shareholders, net of current portion	439,707
Non-controlling interest in variable interest entities	180,932
Capital lease obligation, net of current portion	46,940
Total long-term debt	696,568
Total liabilities	11,022,109

Commitments and contingencies Shareholders’ deficit
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 2,037,359 shares issued and outstanding	2,037
Additional paid in capital	9,358,275
Deferred compensation	(89,023)
Accumulated deficit	(18,670,109)
Total shareholders’ deficit	(9,398,820)
Total liabilities and shareholders’ deficit	$1,623,289

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended October 31,
	2007	2006
	(restated)	(restated)
Revenues
Provider systems	$2,478,581	$41,203
Management support services	1,784,014	54,050
	4,262,595	95,253

Direct Costs
Provider systems	2,796,820	41,203
Management support services	1,293,717	41,007
	4,090,537	82,210

Gross profit	172,058	13,043

Operating expenses
Salaries and employee benefits	3,712,851	1,782,497
Consulting	395,426	308,282
Occupancy	363,295	114,492
Depreciation and amortization	82,598	62,126
Other general and administrative expenses	1,202,981	663,953

Total operating expenses	5,757,151	2,931,350

Loss from operations	(5,585,094)	(2,918,307)

Non-operating expenses
Amortization of debt discount	3,061,016	1,152,071
Amortization of financing costs	749,755	431,449
Late registration penalties	546,231	—
Interest and other expense	621,117	170,933

Total non-operating expenses	4,978,119	1,754,453

Loss before income tax provision	(10,563,212)	(4,672,760)

Income tax provision	—	—

Net loss	$(10,563,212)	$(4,672,760)

Basic and diluted (loss) per common share	$(6.14)	$(4.72)

Weighted average number of common shares outstanding	1,720,305	989,191

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2005	—	$—	908,465	$908	$2,957,297	$(124,838)	$(3,434,137)	$(600,770)
Issuance common stock - private placement	—	—	26,800	27	291,423	—	—	291,450
Grant of stock - deferred compensation	—	—	—	—	254,100	(254,100)	—	—
Issuance of common stock - deferred compensation	—	—	6,428	6	(6)	—	—	—
Issuance of common stock - in lieu of cash	—	—	9,590	10	165,660	—	—	165,670
Issuance of common stock - stock based compensation	—	—	6,074	6	96,064	—	—	96,070
Issuance of common stock warrants - private placement fees	—	—	—	—	215,941	—	—	215,941
Expiration of warrants	—	—	—	—	(145,000)	—	—	(145,000)
Compensation related to deferred compensation	—	—	—	—	—	67,148	—	67,148
Grant of stock options	—	—	—	—	3,150	(3,150)	—	—
Issuance of common stock - credit line fee	—	—	36,364	36	727,237	—	—	727,273
Issuance of common stock - in relation to bridge loans	—	—	134,667	135	860,407	—	—	860,542
Issuance of common stock - in relation to other loans	—	—	13,672	14	233,855	—	—	233,869
Issuance of common stock - in relation to PPM	—	—	106,061	106	397,602	—	—	397,708
Net (loss)	—	—					(4,672,760)	(4,672,760)
Balance at October 31, 2006 (restated)	—	$—	1,248,603	$1,248	$6,057,729	$(314,940)	$(8,106,897)	$(2,362,860)
Issuance common stock - private placement	—	—	627,340	627	1,479,538	—	—	1,480,165
Issuance of private placement warrants	—	—	—	—	287,394	—	—	287,394
Amortization of deferred compensation	—	—	—	—	—	68,892	—	68,892
Issuance of common stock - deferred compensation	—	—	7,600	8	(8)	—	—	—
Terminations of stock grants - deferred compensation	—	—	—	—	(74,025)	74,025	—	—
Issuance of common stock - in lieu of cash	—	—	21,672	22	136,591	—	—	136,613
Issuance of common stock - stock based compensation	—	—	21,554	21	122,409	—	—	122,430
Amortization of option grants	—	—	—	—	835,046	—	—	835,046
Cancellation of purchase of software	—	—	(8,000)	(8)	(169,992)	—	—	(170,000)
Issuance of common stock - credit line fee	—	—	18,304	18	190,921	—	—	190,939
Issuance of common stock - in relation to other loans	—	—	7,963	8	29,534	—	—	29,542
Issuance of common stock - late registration fee	—	—	92,323	93	546,138	—	—	546,231
Net (loss)	—	—	—	—	—	—	(10,563,212)	(10,563,212)
Balance at October 31, 2007 (restated)	—	$—	2,037,359	$2,037	$9,441,275	$(172,023)	$(18,670,109)	$(9,398,820)

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2007	2006
	(restated)	(restated)
OPERATING ACTIVITIES
Net (loss)	$(10,563,212)	$(4,672,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,598	61,658
Amortization of debt discount	3,061,016	1,152,071
Amortization of loan fees	749,755	431,449
Amortization of deferred compensation	68,892	67,148
Amortization of option grants	835,046	—
Issuance of stock for compensation	122,430	96,070
Issuance of stock in lieu of cash	136,613	29,150
Issuance of shares for late registration penalty	546,231	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(58,352)	—
Decrease in other assets	(334,082)	143,183
Increase in due to HMOs	344,991	—
Increase in accounts payable and accrued liabilities	1,684,473	771,680

Total adjustments	7,239,611	2,752,409

Net cash used in operating activities	(3,323,601)	(1,920,351)

INVESTING ACTIVITIES
Purchase of property and equipment	(42,239)	(47,533)
Sale of fixed assets	1,500	—

Net cash used in investing activities	(40,739)	(47,533)

FINANCING ACTIVITIES
Proceeds from private placement	4,841,000	875,000
Proceeds from interim bridge financing	—	1,100,000
Proceeds from other loans	640,000	275,000
Proceeds from credit line	306,371	443,000
Proceeds from issuance of common stock	—	335,000
Payments of placement agent fees and expenses	(725,117)	(313,136)
Repayments on capital lease obligations	(11,402)	(5,397)
Repayments on loans and notes payable	(983,771)	(784,277)
Repayment of shareholder loans	(204,098)	—

Net cash provided by financing activities	3,862,983	1,925,190

Net increase (decrease) in cash	498,643	(42,694)

Cash at beginning of period	32,077	74,771

Cash at end of period	$530,720	$32,077

See accompanying notes to consolidated financial statements

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended October 31,
	2007	2006
	(restated)	(restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$83,215	$68,429

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations incurred on purchases of equipment	$56,990	$16,047
Issuance of stock credit line fee	$190,940	$727,273
Issuance of stock in lieu of cash	$136,613	$—
Note payable - fixed asset acquisition	$17,019	$47,977
Note payable - software acquisition	$—	$29,250
Late registration penalties	$546,231	$
Non-controlling interest in variable interest entities	$129,404	$51,528

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

The Company has five full-risk HMO contracts of which two are “at risk” and one has not reached the threshold of 300 members to become “at risk” and all are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is able to offer management support services by entering into a full-risk management agreement with a billing company, whereby, the Company runs the operation and accepts all risk of ownership.

NOTE 2:

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for fiscal 2007 (the “Restatement”), and certain disclosures in notes to the consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at risk” during the fiscal year ended October 31, 2007, which was contrary to information provided to the Company. The “at-full-risk” transactions related to the HMO in question have been reversed and the correct “not-at-risk” revenue and expenses have been recorded for the fiscal period in question.  The table below illustrates the individual account/line items affected by the restatement.

	As Restated	As Previously Reported
Consolidated Balance Sheet
Due to HMOs	$344,991	$272,518
Total current liabilities	10,325,541	10,253,068
Total liabilities	11,022,109	10,949,636
Additional paid in capital	9,358,275	10,127,636
Accumulated deficit	(18,670,109)	(19,366,997)
Total shareholder’s deficit	(9,398,820)	(9,326,347

Consolidated Statement of Operations
Provider systems-revenue	$2,478.581	$2,781,126
Provider systems-direct costs	2,796,820	3,026,891
Gross profit	172,059	244,532
Loss from operations	(5,585,093)	(5,512,620)
Amortization of debt discount	3,061,016	3,830,377
Total non-operating expenses	4,978,119	5,747,480
Loss before income tax provision	(10,563,212)	(11,260,100)
Net loss	(10,563,212)	(11,260,100)
Basic and diluted (loss) per common share	(6.14)	(6.55)

Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	$3,061,016	$3,830,377
Increase in Due to HMOs	344,991	272,518

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

NOTE 3:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2007, there were no cash equivalents. The Company has $51,074 in cash which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five Health Maintenance Organizations (HMOs) of which three are operational. We started managing patients for one of the contracts in September 2005; however, we are not at full risk until the HMO provides us with a minimum of 300 members. As a non-full-risk contract, we had recorded income relating to the primary care physicians’ charges until the contract became full risk on October 1, 2007. Medical costs associated with the revenues were equal to the revenues. The other two contracts became effective in January 2007. Under a full-risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full-risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

In June 2006, we entered into a management agreement with a medical billing and collections company. Under the terms of the agreement, we paid an amount to the billing and collections company and assumed all management responsibility and financial risk of the operation of the business. We have included all the revenues and expenses for this operation in our consolidated financial statements. Revenues are recorded upon the collection of billed services for the billing and collections company’s clients. We and the medical billing and collection company mutually agreed to discontinue the management agreement as of February 28, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of Fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

NOTE 4:

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

NOTE 5:

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

NOTE 6:

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

Secured Convertible Debentures

On August 29, 2006, we signed an agreement with a placement agent to raise $3,000,000 by selling 60 units in a private placement memorandum (August 2006 PPM). Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) and 6,061 shares of common stock (Bridge Shares). Each note payable matured on March 31, 2007, and was extended without penalty by 60 days by the placement agent to May 29, 2007. Principal and interest on the Secured Convertible Debentures could have been converted into equity securities that we sell in a future offering at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. Under the agreement, we were required to use our best efforts to register the shares underlying the converted Debt and the Bridge Shares with the Securities and Exchange Commission (SEC). The private placement included certain registration rights which generally required that if the Bridge Shares and the conversion shares were not registered by February 28, 2007, we would file a registration statement by March 31, 2007. We were subject to a monthly late registration penalty of 2% of the original principal amount in common stock, based upon the average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by March 31, 2007. A registration statement was not filed by March 31, 2007; therefore we incurred a late registration penalty in the amount of $130,280 and issued 26,151 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. The Debt was secured by all of our assets. This private placement ended on November 30, 2006 and 26 units were sold, 157,588 shares were issued and a placement agent fee and reimbursement expenses of $209,942 plus one five (5)-year warrant to purchase 15,758 shares of our common stock at a price of $8.25 per share, valued at $121,821 using the Black Scholes method. We analyzed the transaction and the associated embedded conversion features and determined that the criteria to bifurcate the embedded conversion feature, and measure at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) were not met. Based on this finding and pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” (“EITF 00-27”) we have allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis. As a result, the $1,300,000 proceeds received from the sale of units were allocated between the convertible

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

debt, $652,592, and the shares, $647,408.The intrinsic value of the beneficial conversion feature was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  The value of the beneficial conversion feature, $652,592, will be recognized upon the occurrence of the future event that provides the right to convert (the effectiveness of our registration statement). The notes were not paid by the maturity date of May 29, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective May 29, 2007. As a result, we have accrued interest at 18% from the extended maturity date of May 29, 2007. In the event the Debt is not paid by the maturity date, a default may be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor did not declare the Debt in default.

On December 18, 2006, we issued a private placement memorandum (“December 2006 PPM”) to raise $3,000,000 by selling 60 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (Debt) maturing on June 30, 2007 and 6,061 shares of common stock (“Bridge Shares”) for which we were required to file a registration agreement by June 30, 2007. We were subject to a similar late registration penalty of 2% as explained above in the August 2006 PPM. A registration statement was not filed by June 30, 2007; therefore, we incurred a late registration penalty in the amount of $180,622, and issued 31,699 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. Principal and interest on the Secured Convertible Debentures could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one five (5) year warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses not to exceed $25,000. When the offering was closed on March 16, 2007, we had sold all 60 units for $3,000,000 and issued 363,675 shares of common stock. The Debt was secured by all of our assets and is subordinate to the holders of the Debt sold in the August 2006 PPM. We analyzed the transaction and the associated embedded conversion features and determined that the criteria to bifurcate the embedded conversion feature, and measure at fair value, as detailed in SFAS 133, were not met. Based on this finding and pursuant to EITF 00-27, we have allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis. As a result, the $3,000,000 proceeds received from the sale of units were allocated between the convertible debt, $1,880,168, and the shares, $1,119,832. The intrinsic value of the beneficial conversion feature was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  The value of the beneficial conversion feature, $1,879,955 , will be recognized upon the occurrence of the future event that provides the right to convert (the effectiveness of our registration statement). On June 30, 2007, we contacted the placement agent and arranged a 60-day extension of the maturity date on the December 2006 PPM Debt to August 29, 2007. However, we believe that this 60-day extension to August 29, 2007 was not properly executed, and the placement agents’ extension notice to the Company and to the holders of the note was not effective. The notes were not paid by the original maturity date of June 30, 2007, which caused the interest on the notes in question to increase from 8% to 18% per annum, effective June 30, 2007. As a result, we have accrued interest at 18% from the original maturity date of June 30, 2007. In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor have not declared the Debt in default. If we are unable to repay these obligations, and the lenders do not convert into our common stock, we could be obligated to forfeit all of our assets.

On March 29, 2007, we issued a private placement memorandum (“March 2007 PPM”) to raise $1,550,000 by selling 31 units. Each unit consisted of a $50,000 8% Subordinated Secured Convertible Bridge Note (“Debt”) maturing June 30, 2007 and 6,061 shares of common stock (“Bridge Shares”). Each note payable matured on June 30, 2007, but could be extended by 60 days by the placement agent. Prior to the closing of a secondary public offering, holders of Bridge Shares shall have the right, but not the obligation, to exchange their Bridge Shares for a pro-rata portion of up to $1,550,000 of Public Offering Units. Principal and interest on the Debt could have been converted into certain future sale of our security at a conversion price equal to 70% of the offering price. The placement agent fees were equal to 10% commission of gross proceeds, 3% of gross proceeds for unaccountable expenses, one warrant for each unit sold to purchase 607 shares of common stock at $8.25 per share and expenses

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

not to exceed $25,000. The private placement includes certain registration rights which generally require that if the Bridge Shares and the conversion shares are not registered by July 31, 2007, we would file a registration statement by July 31, 2007. We would be subject to a late registration penalty of 2% of the original principal amount in common stock, based upon average of the previous five days closing bid prices (as reported on Bloomberg) if a registration was not filed by July 31, 2007. A registration statement was not filed by June 30, 2007: therefore, we incurred a late registration penalty in the amount of $31,096, and issued 4,417 shares to satisfy this penalty. Effective as of August 31, 2007, the Company and the debt holders agreed to forbear all late registration penalties after August 31, 2007. The Debt was secured by all of the assets of the Company and was subordinate to the investors in and he holders of the Debt sold in the August 2006 and December 2006 PPMs. This private placement ended on May 7, 2007. Thirty-one units were sold and a placement agent fee and reimbursement of expenses of $224,121 plus one five (5)-year warrant to purchase 18,786 shares of our common stock at a price of $8.25 per share, valued at $154,985 using the Black Scholes method. We analyzed the transaction and the associated embedded conversion features and determined that the criteria to bifurcate the embedded conversion feature, and measure at fair value, as detailed in SFAS 133, were not met. Based on this finding and pursuant to EITF 00-27, we have allocated the proceeds received to the convertible instrument and the shares on a relative fair value basis. We received $1,416,000 in cash and the remaining balance was converted from Interim Bridge Notes of $134,000 for a total of $1,550,000. As a result, the $1,550,000 proceeds received from the sale of units were allocated between the convertible debt, $1,061,646, and the shares, $488,354. The intrinsic value of the beneficial conversion feature was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  The value of the beneficial conversion feature , $953,418, will be recognized upon the occurrence of the future event that provides the right to convert (the effectiveness of our registration statement).The placement agent notified us that the maturity date was extended by 60 days to August 29, 2007. In the event the Debt is not paid by the maturity date, a default may only be called by holders of at least 50% of the aggregate principal amount of the bridge notes then outstanding, including the lead investor, High Capital Funding, LLC. The debt holders and the lead investor did not declare the Debt in default.

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

On December 26, 2006, we signed an 8% promissory note for $50,000 with a lender. The note matured on January 28, 2007. The lender was issued 400 shares of Common Stock, valued at the closing price of our common stock on the date of the loan, as a financing premium. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered in connection with the December 2006 PPM. On March 30, 2007, we signed an 8% promissory note for an additional $50,000 with the lender. The note matured on April 29, 2007. The lender had the option to convert this loan into the securities offered under the March 2007 PPM. Such options were exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement.  As a result, the $100,000 proceeds received from the sale of units were allocated between the convertible debt, $62,263, and the shares, $37,737,.The intrinsic value of the beneficial conversion feature was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  The value of the beneficial conversion feature, $62,263, will be recognized upon the occurrence of the future event that provides the right to convert (the effectiveness of our registration statement).   The maturity date of the new note is August 31, 2007. We have extended the note to the effective date of the Company’s secondary offering.

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

In October 2007, in order to obtain working capital, we agreed to two financing arrangements which, in the aggregate, resulted in $333,333 in net proceeds to us. Namely, we issued a two-year 10% promissory note, dated December 4, 2007, in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters our secondary public offering. We agreed to prepay the principal amount of the note, plus accrued interest, at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In addition, we executed a financing agreement with a third party lender that has no prior affiliation with us (“TPL”). The financing arrangement involved the issuance of two-year promissory notes to TPL in the aggregate principal amount of $83,333. In satisfaction of the note in full, we agreed to pay to TPL $119,047 with $35,714 representing the original issue discount on the TPL note. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In the event of default on these notes, including the failure to make the prepayment required thereunder, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $4,167 to Newbridge Securities Corporation. Net proceeds to us from the TPL financing arrangement was in the amount of $79,166. The promissory notes contain events of default and other terms and provisions customary for instruments of this nature.

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

On July 6, 2006, we signed an 8% promissory note and financing agreement for $100,000 with Charlemagne Holdings, Inc. (“CHI”), solely owned by Gregg M. Steinberg. On June 12, 2007, Mr. Steinberg was elected to the Board of Directors of the Company. The terms of the note were consistent with the Bridge Financing Agreement except, among other items, that the note matures the earlier of 80 days from the funding of the note or the second day following the closing of an aggregate of $2,000,000 of gross proceeds from a private placement. The note is unsecured. The lender and the Company agreed to extend the loan consistent with the Interim Bridge Financing Agreement dated August 21, 2006. Under this agreement, the lender was issued 12,122 total shares. The proceeds from the financing were allocated between the 8% Secured Promissory Note and the common stock issued based on the fair value. We allocated $48,387 to the Promissory Note and $51,613 to the common stock. The total value of the common stock issued was based on the closing price of our common stock on the date of the loan. The note matured on March 31, 2007, and was extended by 60 days to May 29, 2007. The lender had the option to convert this loan into an 8% Convertible Debenture and shares similar to those offered under the March 2007 PPM. Such option was exercised on May 7, 2007. The lender was issued an 8% Convertible Debenture for $100,000 and 12,122 shares related to the agreement. As a result, the $100,000 proceeds received from the sale of units were allocated between the convertible debt ($62,263) and the shares ($37,737).The intrinsic value of the beneficial conversion feature was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price. The value of the beneficial conversion feature ($62,263) will be recognized upon the occurrence of the future event that provides the right to convert (the effectiveness of our registration statement). The maturity date of the new note was August 31, 2007. The note was extended until the Company’s secondary offering.

In October 2007, in order to obtain working capital, we entered into a financing arrangement with High Capital Funding, LLC, a principal shareholder ( “ HCF ” ). The financing arrangement involved the issuance of a two-year promissory note to HCF in the aggregate principal amounts of $166,667. In satisfaction of the note in full, we agreed to pay to HCF $238,094 with $71,427 representing the original issue discount on the HCF note. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. In the event of default on these notes, including the failure to make the prepayment required thereunder, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $8,333 to Newbridge Securities Corporation. The net proceeds to us from the HCF financing arrangement were $158,334. The promissory note contains events of default and other terms and provisions customary for instruments of this nature.

NOTE 7:

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2007 (restated)	2006 (restated)
Taxes computed at combined federal	$(3,591,492)	$(1,588,745)
Effect of non-deductible expenses	3,191	15,436
State income taxes, net of federal income tax benefit	(383,104)	(167,974)
Increase (decrease) in deferred tax asset valuation allowance	(3,971,405)	(1,741,283)
Provision (benefit) for income taxes	$—	$—

The components of the deferred tax asset were as follows at October 31:

	2007 (restated)	2006 (restated)
Deferred tax assets:
Net operating loss carry forward and start up costs	$3,550,747	$1,600,458
Stock based compensation	772,574	359,652
Debt Discount	1,867,706	433,713
Accrued compensation	437,505	434,859
Accrued interest	243,654	72,100
Total deferred tax assets	$6,872,186	$2,900,783

Valuation allowance:
Beginning of year	$(2,900,783)	$(1,159,499)
Decrease (increase) during	(3,971,404)	(1,741,284)
Ending balance	$(6,872,186)	$(2,900,783)

As of October 31, 2007, the Company had an unused net operating loss carryforward of approximately $9,435,949 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

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

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

NOTE 10:

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

NOTE 11:

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

NOTE 12:

SUBSEQUENT EVENTS

On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. In accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 133,270 unregistered units similar to the public offering units, and $3,609,986 of debt and accrued interest under Option 2 into 468,877 unregistered units similar to the public offering units. The conversion of $351,465 of accrued interest under Option 2 created additional interest expense of $150,628.  The beneficial conversion feature value was recorded at the offering date as $3,610,491 of additional convertible debt discount. The remaining Bridge Notes totaling $1,649,463 in debt and accrued interest is to be paid from the net proceeds of the secondary offering. Under either option, we have agreed to pay a fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

On December 12, 2007, the registration statement for a second public offering became effective. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day, or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000 before offering expenses. Additionally, the holders of the Bridge Shares issued in conjunction with the interim bridge loans and private placements of August 2006, December 2006 and March 2007 had the right to exchange their Bridge Shares for unregistered securities identical to the units offered in the Company’s secondary offering based on the public offering price of the units offered. A total of 937,907 bridge shares have been exchanged for 704,693 unregistered units based upon an offering price of $11.00 per unit. These transactions have increased our shares outstanding by 3,600,000 shares from the secondary offering and 1,176,172 shares from the bridge share exchange. If these transactions, the secondary offering, bridge share exchange and the debt conversion occurred on October 31, 2007, our shares outstanding would have been 8,570,623. The weighted average shares outstanding and the loss per share would have been 1,738,200 and $6.08 per share, respectively. Below is a pro forma of the October 31, 2007 consolidated balance sheet which reflects the effect of the secondary offering.

	October 31, 2007 (restated)	Pro Forma October 31, 2007
Current assets	1,359,910	11,821,447
Total assets	1,623,289	12,084,826

Current liabilities	10,325,541	3,534,394
Long term liabilities	696,568	696,568
Shareholder equity	(9,398,820)	7,853,864

Common Stock Outstanding	2,037,359	8,569,512
Weighted share outstanding	1,720,305	1,738,200
Loss per share	$ 6.14	$ 6.08

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