Form 10QSB/A
period 2008-01-31
QUANTUM GROUP INC /FL
filed 2008-09-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB / A

Amendment No. 1

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

Explanatory Note

The Quantum Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-QSB filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original Report”) for the quarter ended January 31, 2008 to amend and correct its financial statements and Management’s Discussion and Analysis filed in the Original Report. The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at-full- risk” during the fiscal quarter ended January 31, 2008. The “at-full- risk” transactions related to the HMO in question have been reversed and the correct “not –at- risk” revenue and expenses have been recorded for the fiscal period in question.

Except as set forth in this Explanatory Note, this Amended Report does not reflect or update for any events that occurred after the filing of the Form 10-QSB with the SEC on March 17, 2008; nor does it modify or update those disclosures presented therein. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

4

Condensed Consolidated Balance Sheet

4

Condensed Consolidated Statement of Operations

5

Condensed Consolidated Statements of Shareholders’ Equity

6

Condensed Consolidated Statements of Cash Flows

7

Notes to Condensed Consolidated Financial Statements

8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.     Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

29

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.     Defaults Upon Senior Securities

30

Item 4.      Submission of Matters to a Vote of Security-Holders

30

Item 5.     Other Information

30

Item 6.     Exhibits

30

SIGNATURE

31

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2008

(RESTATED)

(UNAUDITED)

Assets
Current assets
Cash and cash equivalents	$8,160,024
Restricted cash	51,638
Accounts receivable	1,413
Prepaid expenses	69,282
Other current assets	2,284
Total current assets	8,284,641
Property and equipment, net of accumulated depreciation of $180,083	170,747
Goodwill	23,300
Other assets	59,857
Total assets	$8,538,545
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$266,842
Accrued liabilities	283,805
Accrued payroll and payroll taxes	663,926
Due to HMOs, net of accounts receivable of $554,540	667,717
Notes payable and accrued interest – shareholders – current portion	447,562
Notes payable - 8% convertible debentures	100,000
Loans payable - current portion	10,399
Capital lease obligation - current portion	16,913
Other current liabilities	170,206
Total current liabilities	2,627,370
Long-term debt
Notes payable and accrued interest – shareholder, net of current portion	348,220
Loans payable, net of current portion	26,205
Capital lease obligation, net of current portion	42,427
Total long-term debt	416,852
Total liabilities	3,044,222
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value per share authorized 30,000,000 shares none issued and outstanding	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 8,874,818 shares issued and outstanding	8,875
Additional paid in capital	34,844,782
Accumulated deficit	(29,359,334)
Total shareholders’ equity	5,494,323
Total liabilities and shareholders’ equity	$8,538,545

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Three Months Ended January 31,
	2008 (restated)	2007
Revenues
Provider systems	$2,463,542	$80,476
Management support services	275,933	340,701
	2,739,475	421,177

Direct Costs
Provider systems	2,767,179	87,076
Management support services	199,579	196,885
	2,966,758	283,961

Gross profit	(227,283)	137,216

Operating expenses
Salaries and employee benefits	1,856,640	622,672
Occupancy	86,140	84,554
Depreciation and amortization	30,059	23,480
Other general and administrative expenses	594,781	354,763

Total operating expenses	2,567,620	1,085,469

Loss from operations	(2,794,903)	(948,253)

Non-operating expenses (income)
Amortization of financing fees	4,001,649	599,096
Amortization of debt discount	3,687,229	392,888
Interest	509,106	77,003
Gain on deconsolidation of billing companies	(303,662)	—

Total non-operating expenses (income)	7,894,322	1,068,987

Loss before income tax provision	(10,689,225)	(2,017,240)

Income tax provision	—	—

Net loss	$(10,689,225)	$(2,017,240)

Basic and diluted (loss) per common share	$(1.85)	$(1.56)

Weighted average number of common shares outstanding	5,783,585	1,289,850

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(RESTATED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2007 (restated)	—	$—	2,037,359	$2,037	$9,269,252	$(18,670,109)	$(9,398,820)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	11,496,544
Issuance common stock - debt conversion	—	—	1,858,747	1,859	5,205,882	—	5,207,741
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	3,942,375
Debt discount – beneficial conversion feature					3,610,491		3,610,491
Issuance of stock as payment of interest					150,628		150,628
Issuance of stock - executive conversion	—	—	176,121	176	645,591	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	18,926	19	78,524	—	78,543
Issuance of common stock - stock based compensation	—	—	10,482	11	38,336	—	38,347
Issuance of common stock - in lieu of cash	—	—	3,000	3	14,907	—	14,910
Amortization of deferred compensation	—	—	—	—	10,829	—	10,829
Option grants	—	—	—	—	186,843	—	186,843
Amortization of option grants	—	—	—	—	270,261	—	270,261
Net (loss)	—	—	—	—	—	(10,689,225)	(10,689,225)
Balance at January 31, 2008 (restated)	—	$—	8,874,818	$8,875	$34,844,782	$(29,359,334)	$5,494,323

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Three Months Ended January 31,
	2008		2007
	(restated)
Operating activities
Net loss		$(10,689,225)		$(2,017,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		30,059		37,309
Amortization of financing fees		4,001,649		599,096
Amortization of debt discount		3,687,229		392,888
Amortization of deferred compensation		10,829		97,879
Issuance of equity for compensation		225,189		28,364
Issuance of stock in lieu of cash		14,907		15,285
Issuance of stock as payment of interest		150,628		―
Amortization of options issued as compensation		270,261		―
Changes in operating assets and liabilities:
Decrease in accounts receivable		54,966		―
Decrease (increase) in other assets		106,425		(1,418)
Increase in due to HMOs		322,726		―
Increase (decrease) in accounts payable and accrued liabilities		(165,742)		121,263
Total adjustments		8,709,126		1,290,666
Net cash used in operating activities		(1,980,099)		(726,574)
Investing activities
Purchase of property and equipment		(25,551)		(460)
Net cash used in investing activities		(25,551)		(460)
Financing activities
Proceeds from secondary public offering		13,200,000		―
Proceeds from private placement		―		850,000
Proceeds from other loans		―		90,000
Proceeds from credit line		―		306,371
Payment of expenses – secondary public offering		(1,352,632)		―
Payment of expenses – private placements		―		(122,874)
Repayments on convertible debt		(1,398,144)		―
Repayments on loans and notes payable		(760,285)		(413,809)
Repurchase of private placement warrants		(50,207)		―
Repayments capital lease obligations		(3,778)		(2,577)
Net cash provided by financing activities		9,634,954		707,111
Net increase (decrease) in cash and cash equivalents		7,629,304		(19,923)
Cash and cash equivalents at beginning of period		530,720		32,077
Cash and cash equivalents at end of period		$8,160,024		$12,154
Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$248,726		$29,190
Supplemental disclosures of non-cash investing and financing activities:
Issuance of units - conversion of debt		$5,205,882	$	―
Issuance of units - bridge share exchange		$3,941,205	$	―
Issuance of units – conversion of executive compensation payable		$645,591	$	―
Capital lease obligations incurred on purchases of equipment	$	―		$6,048
Issuance of stock as deferred finance costs on loans	$	―		$11,779
Issuance of stock - credit line fee	$	―		$190,939
Note payable - fixed asset acquisition	$	―		$3,148

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 1:  Description of Company

We offer business solutions for health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. Although management support services currently represent approximately 10.1% of our revenues, we expect that provider systems will be the principal source of our revenues in future periods. The Company has five HMO contracts of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for two of these contracts. The Company will assume the risk for the medical costs for the other two upon the HMO’s membership reaching 300 members. Currently, the Company receives income from the HMOs not at full risk at a contracted capitated fee.  The fifth contract is anticipated to be active during fiscal 2009.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended January 31, 2008 and 2007 were of a normal, recurring nature. The amounts presented for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended October 31, 2007, which should be read in conjunction with this quarterly report.

Certain reclassifications have been made so that prior year financial information conforms to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or shareholders’ deficit.

Note 2:  Restatement of Financial Statements

The Company has restated its condensed consolidated financial statements for the first quarter of fiscal 2008 (the “Restatement”), and certain disclosures in notes to the condensed consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at-full-risk” during the fiscal year ended October 31, 2007, which was contrary to information previously provided to the Company. The “at-fullrisk” transactions related to the HMO in question have been

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 2:  Restatement of Financial Statements – (Continued)

reversed and the correct “not at risk” revenue and expenses have been recorded for the fiscal period in question.  The table below illustrates the individual account/line items affected by the restatement.

	As Restated	As Previously Reported
Consolidated Balance Sheet
Due to HMOs	$667,717	$613,154
Total current liabilities	2,627,370	2,572,807
Total liabilities	3,044,222	2,989,659
Additional paid in capital	34,844,782	31,923,418
Accumulated deficit	(29,359,334)	(26,313,013)
Total shareholder’s deficit	5,494,323	5,548,886

Consolidated Statement of Operations
Provider systems-revenue	$2,463,542	$2,660,022
Provider systems-direct costs	2,767,179	2,981,569
Gross profit	(227,283)	(245,193)
Loss from operations	(2,794,903)	(2,812,813)
Amortization of debt discount Interest and other expenses	3,687,229 509,106	76,738 358,478
Total non-operating expenses	7,894,322	4,133,203
Loss before income tax provision	(10,689,225)	(6,946,016)
Net loss	(10,689,225)	(6,946,016)
Basic and diluted (loss) per common share	(1.85)	(1.20)

Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	$3,687,229	$76,738
Issuance of stock as payment of interest	150,628	—
Increase in Due to HMOs	322,726	340,636
Issuance of units for bridge share exchange	3,804,733	3,942,375

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 3:  Summary of Significant Accounting Policies

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

JANUARY 31, 2008

(UNAUDITED)

Note 3:  Summary of Significant Accounting Policies – (Continued)

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

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five HMOs of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk of the medical costs for HMO members for two of these contracts.  We will assume the risk for the medical costs of the other two HMOs upon the HMO membership of each reaching 300 members. Currently, the Company receives income from the HMOs not at full risk at a contracted capitated fee.  The fifth contract is anticipated to be active during fiscal 2009. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

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

JANUARY 31, 2008

(UNAUDITED)

Note 3:  Summary of Significant Accounting Policies – (Continued)

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

JANUARY 31, 2008

(UNAUDITED)

Note 3:  Summary of Significant Accounting Policies – (Continued)

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

Note 6:  Debt

Secured Convertible Debentures

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the company secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest, $1,302,500 and $156,275, respectively, under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest, $3,397,500 and $351,465, respectively, under Option 2 into 486,929 unregistered units similar to the public offering units. Additionally, $150,628 of additional interest expense was realized due to the beneficial conversion feature of the accrued interest for the debt converted under Option 2. The intrinsic value of the beneficial conversion feature of the convertible debt was calculated at the

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 6:  Debt – (Continued)

date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  On the conversion date, December 13, 2007, the value assigned to the beneficial conversion feature of $3,610,491 was fully expensed. Bridge Notes totaling $1,398,144 in debt and accrued interest were extinguished from the net proceeds of the secondary offering. The balance of $112, 340 remains outstanding at January 31, 2008. Under conversion options, we have agreed to pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

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

On December 16, 2005, we executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006 and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our board of directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan. On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 Private Placement and agreed to exchange the shares into units of the

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

Note 6:  Debt – (Continued)

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

Note 7:  Incentive Equity and Stock Option Plan – (Continued)

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

Note 8:  Secondary Public Offering

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

Note 9:  Other Common Stock Transactions

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

JANUARY 31, 2008

(UNAUDITED)

Note 9:  Other Common Stock Transactions – (Continued)

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

Note 10:  Subsequent Events

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

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of January 31, 2008, the balance of IBNR allowance is $1,222,258. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Results of Operations

Restatements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008, an error in accounting for convertible securities with beneficial conversion features was identified. We sold $6.05 million of investment units in conjunction with three separate private placements in 2006 and 2007.  Specifically, each investment unit consisted of a $50,000 convertible debenture and approximately 6,061 shares of common stock.  The holders of the debentures had a right to convert the debentures into common stock at a price of 70% of an anticipated offering price of common stock.  We allocated the proceeds received from the sale of the investment units to the convertible debentures, common stock shares and the beneficial conversion feature on a relative fair value basis. Further the amounts allocated to the beneficial conversion feature were recognized and fully amortized into earnings during the year ended October 31, 2007.

While we believed we had appropriately matched the values to the separate securities issued, differences have been subsequently identified in the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Convertible Instruments” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”  by the Public Company Accounting Oversight Board’s inspection of our external audit firm and review of their audit of our financial statements for the year ended October 31, 2007.  One difference is the allocation of the proceeds received to the debentures, the shares and the beneficial conversion feature. Another difference relates to the timing of the recognition and amortization of the discount attributable to the beneficial conversion feature.  The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

The restated financial statements also reflect corrections of other errors as part of this restatement regarding revenues and medical costs representing “at-full- risk” transactions.  We originally concluded these items, both individually and in the aggregate, were not material to our consolidated financial statements.

The Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at-full-risk” during the quarter ended January 31, 2008 which was contrary to subsequent information provided to the Company.  The “at-full-risk” transactions related to the HMO in question have been reversed and the correct “not-at-risk” revenue and expenses have been recorded for the quarter.

Three Months Ended January 31, 2008 as Compared to the Three Months Ended January 31, 2007

Revenues and Direct Costs

The following table presents the revenues and direct costs for the three months ended January 31, 2008 and 2007. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2008 (restated)	2007
Revenues
Provider systems	$2,463,542	$80,476
Management support services	275,933	340,701
	2,739,475	421,177
Direct Costs
Provider systems	2,767,179	87,076
Management support services	199,579	196,885
	2,966,758	283,961
Gross Profit	$(227,283)	$137,216

Revenues

Total revenues for the three months ended January 31, 2008 increased $2,318,298 compared to the three months ended January 31, 2007. Provider systems revenues account for approximately 90% of our total revenues for the three month period ended January 31, 2008. The $2,383,066 increase from the same period last year is a direct result of active contracts with three HMOs.  Management support services revenues were $275,933 compared to $340,701 for the same period last year. The decrease of $64,768 is the direct result of providing services under management contacts with two billing and collections companies. For the three months ended January 31, 2007, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We terminated that contract as of February 28, 2007, and the other two management contracts expired on December 31, 2007. We are actively searching for other billing and collection companies for future management agreements or acquisitions.

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

Direct Costs

Direct costs were $2,966,758 and $283,961 for the three months ended January 31, 2008 and 2007, respectively. The increase of $2,682,797 consists of $2,680,103 of provider systems costs and $2,694 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 3,365 additional patient months under our HMO contracts as of the end of the 2008 period as compared to the same period in 2007, and these new patients were enrolled with the full-risk HMOs.  We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions.   The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that are under management contracts, which were incurred through December 2007.

Gross Profit

For the three months ended January 31, 2008, the gross profit from provider systems was ($303,637) and the gross profit from the management support services was $76,354, or 27.7% of management support services revenues. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three months ended January 31, 2008 and 2007, respectively. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2008 (restated)	2007

Operating expenses
Salaries and employee costs	$1,856,640	$622,672
Occupancy	86,140	84,554
Depreciation & amortization	30,059	23,480
Other general & administrative expenses	594,781	354,763

Total operating expenses	$2,567,620	$1,085,469

Non-operating expenses
Amortization of debt discount	$4,001,649	$599,096
Amortization of financing costs	3,687,229	392,888
Interest	509,108	77,003
Gain on deconsolidation of billing companies	(303,662)	—

Total non-operating expenses	$7,894,322	$1,068,987

Operating expense for the three months ended January 31, 2008 increased 1,482,151 or 136.5%. Salaries and employee costs increased $1,233,968 due to compensation for additional employees, annual salary increases and stock-based compensation. During the period we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses increased $240,018 with travel and marketing expenses comprising a majority of this increase The increase of $100,000 in travel and marketing expenses was due to the continuing efforts to expand our operations.  Additionally, our professional fees increased due to the expansion of our operations as well. Non-operating expenses increased $6,825,335, mainly  due to the amortization of debt discount and financing costs related to the exchange of Bridge Shares and the valuation of the Beneficial Conversion Feature related to the secondary public offering.

Net Loss

Net loss for the three months ended January 31, 2008 and 2007 was $10,689,225 and $2,017,240, respectively which represented a 430% increase. Net loss per share was $1.85 and $1.56 for the three months ended January 31, 2008 and 2007, respectively. The majority of the increase in the net loss was attributed to costs related to the debt financing.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows from our development and organizational activities and have negative working capital and shareholders’ deficit. There can be no assurance that we will be able to successfully implement our plans to raise additional capital or, if such plans are successfully implemented, that we will achieve our goals.

We were a development stage company through July 31, 2006 and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception through January 31, 2008, we have incurred a net loss from operations of more than $14.3 million and an accumulated deficit of more than $29.3 million.

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

We had working capital as of January 31, 2008 of $5,657,271 as compared to a working capital deficit of $3,695,831 at January 31, 2007, which represents an increase of $9,353,102. The increase in the working capital is primarily due to the secondary public offering as detailed above.

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

In February, Quantum Medical Technologies, Inc. entered into an agreement with Net.Orange, Inc., a software development company.  Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection archiving and storage system and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, web-based information system to include not only our network of over 1,800 healthcare providers, but also the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes a yearly fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to their healthcare software system for a monthly fee of $50,000.

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

Operating Activities

Net cash of $1,980,099 was used in operating activities for the three month period ended January 31, 2008 compared to $726,574 for the three month period ended January 31, 2007. The increase of $1,253,525 was primarily due to an increase of approximately $1,034,000 in cash compensation and employee costs.

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

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the company secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of a public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to a public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest under Option 2 into 486,929 unregistered units similar to the public offering units.  The conversion of $351,465 interest under Option 2 created additional interest expense of $150,628.  The valuation of the beneficial conversion right associated with the convertible debt was recorded at the effective date of the secondary offering at $3,610,491, and reflected as an additional financing charge. The remaining Bridge Notes totaling $1,398,144 in debt and accrued interest is have been paid from the net proceeds of the December 2007 secondary offering. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

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

Date: September 19, 2008

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President