Form 10-Q/A
period 2008-04-30
QUANTUM GROUP INC /FL
filed 2008-09-19
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q / A

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

Explanatory Note

The Quantum Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-QSB filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008 (the “Original Report”) for the quarter ended April 30, 2008 to amend and correct its financial statements and Management’s Discussion and Analysis filed in the Original Report. The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at risk” during the fiscal quarter ended April 30, 2008. The “at risk” transactions related to the HMO in question have been reversed and the correct “not at risk” revenue and expenses have been recorded for the fiscal period in question.  This Amended Report does not reflect events occurring after the filing of the Form 10-QSB on June 16, 2008; nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-QSB have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

4

CONDENSED CONSOLIDATED BALANCE SHEETS

4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

5

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.       Controls and Procedures

28

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

30

Item 1.A.   Risk Factors

30

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.       Defaults Upon Senior Securities

30

Item 4.       Submission of Matters to a Vote of Security-Holders

30

Item 5.       Other Information

30

Item 6.       Exhibits

31

SIGNATURE

32

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2008 AND OCTOBER 31, 2007

(RESTATED)

	April 30, 2008 (Unaudited)	October 31, 2007 (Audited)
Assets
Current Assets
Cash and cash equivalents	$5,493,163	$530,720
Restricted cash	52,013	51,074
Accounts receivable	1,413	262,026
Prepaid expenses	171,077	482,017
Other current assets	191,062	34,073
Total current assets	5,908,728	1,359,910
Property and equipment, net	339,664	178,214
Goodwill	23,300	23,300
Other assets	266,718	61,865
Total assets	$6,538,410	$1,623,289
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$348,287	$450,372
Accrued liabilities	519,848	703,524
Accrued payroll and payroll taxes	559,104	1,119,975
Due to HMOs, net of receivable of $276,643 and $329,537	1,603,251	344,991
Notes payable and accrued interest – shareholders – current portion	443,801	474,261
Notes payable – 8% convertible debentures – net of discount of $0	—	6,050,000
Loans payable – current portion, net of discount of $0 and $123,141	62,539	607,893
Capital lease obligation – current portion	17,681	16,178
Other current liabilities	77,668	558,347
Total current liabilities	3,632,179	10,325,541
Long-term debt
Loans payable, net of current portion	44,232	28,989
Notes payable and accrued interest – shareholders, net of current portion	197,432	439,707
Non-controlling interest in variable interest entities	—	180,932
Capital lease obligation, net of current portion	37,707	46,940
Total long-term debt	279,371	696,568
Total liabilities	3,911,550	11,022,109
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock, $.001 par value $.001 per share authorized 30,000,000 shares none issued and outstanding	—	—
Common stock, $.001 par value per share 170,000,000 shares authorized; 8,884,352 shares issued and outstanding	8,884	2,037
Additional paid in capital	36,904,104	9,269,252
Accumulated deficit	(34,286,128)	(18,670,109)
Total shareholders’ equity (deficit)	2,626,860	(9,398,820)
Total liabilities and shareholders’ equity (deficit)	$6,538,410	$1,623,289

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	For the three months ended April 30,		For the six months ended April 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Revenues
Provider systems	$3,755,188	$326,100	$6,218,730	$406,576
Management support services	20,100	486,232	296,033	826,932
	3,775,288	812,332	6,514,763	1,233,508

Direct Costs
Provider systems	4,658,141	285,323	7,425,320	372,399
Management support services	13,500	391,247	213,079	588,133
	4,671,641	676,570	7,638,399	960,532
Gross profit	(896,353)	135,762	(1,123,636)	272,976

Operating expenses
Salaries and employee benefits	3,067,662	754,767	4,924,301	1,437,695
Occupancy	85,427	91,855	171,567	176,409
Depreciation & amortization	56,317	24,778	86,376	48,257
Other general & administrative expenses	754,894	425,727	1,349,675	720,234
Total operating expenses	3,964,300	1,297,127	6,531,919	2,382,595

Loss from operations	(4,860,653)	(1,161,365)	(7,655,555)	(2,109,619)

Non-operating expenses
Amortization of financing fees	—	349,345	4,001,649	742,233
Amortization of debt discount	—	1,427,797	3,687,229	2,026,892
Interest	74,945	91,265	584,051	168,268
Gain on disposal of assets	(8,803)	—	(312,465)	—

Total non-operating expenses	66,142	1,868,407	7,960,464	2,937,393

Loss before income taxes	(4,926,795)	(3,029,772)	(15,616,019)	(5,047,012)

Provision for income taxes	—	—	—	—

Net loss	$(4,926,795)	$(3,029,772)	$(15,616,019)	$(5,047,012)

Basic and diluted (loss) per common share	$(.56)	$(1.87)	$(2.14)	$(3.45)

Weighted average number of common shares
outstanding	8,874,249	1,624,105	7,311,935	1,460,826

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(RESTATED)

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid in Capital	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2007 (Restated)	—	$—	2,037,359	$2,037	$9,269,252	$(18,670,109)	$(9,398,820)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	11,496,544
Issuance common stock - debt conversion	—	—	1,855,067	1,855	5,191,863	—	5,193,718
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	3,942,375
Debt discount-beneficial conversion					3,610,491		3,610,491
Discount from debt conversion-accrued interest					150,628		150,628
Issuance of stock - executive conversion	—	—	176,121	176	645,591	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	17,022	17	54,724	—	54,741
Terminations of stock grants - deferred compensation	—	—	—	—	—	—	—
Issuance of common stock - stock based compensation	—	—	25,600	26	72,868	—	72,894
Issuance of common stock - in lieu of cash	—	—	3,000	3	14,907	—	14,910
Amortization of deferred compensation	—	—	—	—	2,530,542	—	2,530,542
Option grants	—	—	—	—		—	—
Issuance of options grants-board of directors
Net (loss)	—	—	—	—	—	(15,616,019)	(15,616,019)
Balance at April 30, 2008 (Restated)	—	$—	8,884,352	$8,884	$36,904,104	$(34,286,128)	$2,626,860

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	For the Six Months Ended April 30,
	2008	2007
	(restated)
Operating activities
Net loss	$(15,616,019)	$(5,047,012)
Adjustments to reconcile net loss to net cash used in operating activities:	─	─
Depreciation and amortization	86,376	48,257
Amortization of debt discount	4,001,649	2,769,125
Amortization of financing costs	3,687,229
Amortization of option grants		197,340
Issuance of stock options-board of directors
Amortization of deferred compensation	2,530,542
Gain on sale of property and equipment	(8,803)	─
Issuance of equity for compensation	72,868	32,754
Issuance of stock in lieu of cash	14,907	36,610
Changes in operating assets and liabilities:	150,628
(Increase) decrease in accounts receivable	54,965	(144,448)
(Increase) decrease in other assets	(106,706)	47,087
Increase in due to HMOs	1,258,261	―
Increase (decrease) in accounts payable and accrued liabilities	(31,469)	517,421
Total adjustments	11,710,447	3,504,146
Net cash used in operating activities	(3,905,008)	(1,542,866)
Investing activities
Purchase of property and equipment	(408,074)	(17,983)
Sale of fixed assets	7,053	─
Net cash used in investing activities	(401,021)	(17,983)
Financing activities
Proceeds from secondary public offering	13,200,000	―
Proceeds from private placement	―	3,425,000
Proceeds from other loans		140,000
Proceeds from credit line	―	306,371
Payments of placement agent fees and expenses	—	(473,984)
Payment of expenses – secondary public offering	(1,352,632)	―
Repayments on convertible debt	(1,535,969)	―
Repayments on loans and notes payable	(984,426)	(980,209)
Repurchase of private placement warrants	(50,207)
Repayments of capital lease obligations	(7,730)	(6,000)
Net cash provided by financing activities	9,269,036	2,411,178
Net increase in cash and cash equivalents	4,962,443	850,329
Cash and cash equivalents at beginning of period	530,720	32,077
Cash and cash equivalents at end of period	$5,493,163	$882,406

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	For the Six Months Ended April 30,
	2008		2007
		(restated)
Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$403,345		$46,838
Supplemental disclosures of non-cash investing and financing activities:
Issuance of units - conversion of debt and accrued interest		$5,193,718	$	―
Issuance of units - bridge share exchange		$3,942,375	$	―
Issuance of units – conversion of executive compensation payable		$645,767	$	―
Capital lease obligations incurred on purchases of equipment	$	―		$6,048
Issuance of stock as deferred finance costs on loans	$	―		$1,326,065
Issuance of stock - credit line fee	$	―		$190,940
Note payable - fixed asset acquisition		$49,133		$3,148
Accrued 2% late registration fee for August 2006 PPM	$	―		$29,545

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 1: Description of Company

We offer business solutions to health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. Although management support services currently represent approximately 4.5% of our revenues, we expect that provider systems will be the principal source of our revenues in future periods. The Company has five HMO contracts of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for two of these contracts. The third contract became active in November 2006 and the fourth in January 2008.  The Company will assume the risk for the medical costs upon the HMO membership of each reaching 300 members. Currently, the Company receives income from the HMOs not at full risk at a contracted capitated fee. The fifth contract is anticipated to be active during fiscal 2009.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the six months ended April 30, 2008 and 2007 were of a normal, recurring nature. The amounts presented for the six months ended April 30, 2008, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB /A for the year ended October 31, 2007, which should be read in conjunction with this quarterly report.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

NOTE 2: Restatement of Financial Statements

The Company has restated its consolidated financial statements for the second quarter of fiscal 2008 (the Restatement), and certain disclosures in notes to the consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the Original Report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs.  In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at risk” during the fiscal year ended October 31, 2007, which was contrary to information previously provided to the Company. The “at risk” transactions related to the HMO in question have been reversed and the correct “not at risk” revenue and expenses have been recorded for the fiscal period in question.  The table below illustrates the individual account/line items affected by the restatement.

	Restated	As Reported
Consolidated Balance Sheet
Due to HMOs	$1,603,251	$1,525,867
Total current liabilities	3,632,179	3,554,795
Total liabilities	3,911,550	3,834,166
Additional paid in capital	36,904,104	38,867,144
Accumulated deficit	(34,286,128)	(31,216,986)
Total shareholder’s deficit	2,626,860	2,704,243

Consolidated Statement of Operations
Provider systems-revenue	$6,218,730	$6,892,720
Provider systems-direct costs	7,425,320	8,094,400
Gross profit	(1,123,636)	(1,118,726)
Loss from operations	(7,655,555)	(7,650,644)
Amortization of debt discount	3,687,229	76,738
Interest and other expenses	584,051	433,423
Total non-operating expenses	7,960,464	4,199,345
Loss before income tax provision	(15,616,019)	(11,849,989)
Net loss	(15,616,019)	(11,849,989)
Basic and diluted (loss) per common share	(2.14)	(1.62)

Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of financing costs	$3,687,229	$4,078,387
Amortization of debt discount	4,001,649	—
Issuance of stock-board of directors	—	350,818
Amortization of deferred compensation	2,530,542	2,179,724
Issuance of equity for compensation	72,868	72,894
Issuance of stock in lieu of cash	14,907	14,910
Issuance of stock as payment of interest	150,625	—
Increase in Due to HMOs	1,258,261	1,253,349

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

APRIL 30, 2008

(UNAUDITED)

Note 3: Summary of Significant Accounting Policies – (Continued)

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

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five HMOs of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at full risk for the medical costs for HMO members for two of these contracts. The third contract became active in November 2006 and the fourth in January 2008.  The Company will assume the risk for the medical costs upon the HMO membership of each reaching 300 members. Currently, the Company receives income from the HMOs not at full risk at a contracted capitated fee. The fifth contract is anticipated to be active during fiscal 2009. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 3: Summary of Significant Accounting Policies – (Continued)

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 6: Loss Per Share – (Continued)

We have 10,360,236 warrants, with exercise prices ranging from $5.00 to $12.50 per share, and 303,351 vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at April 30, 2008. In addition, we have 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

Note 7: Debt

Secured Convertible Debentures

We raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memorandums. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the Company’s secondary public offering. On November 17, 2007, we gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of the public offering price, which Conversion Securities and underlying securities are subject to a one-year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to the public offering price, which Conversion Securities and underlying securities are subject to a two-year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest of $1,302,500 and $156,275, respectively under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest of $13,397,500 and $351,465, respectively under Option 2 into 486,929 unregistered units similar to the public offering units.  The conversion of $351,465 accrued interest under Option 2 created additional interest expense of $150,628.  The intrinsic value of the beneficial conversion feature of the convertible debt was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price.  On the conversion date, December 13, 2007, the value assigned to the beneficial conversion feature of $3,610,491 was fully expensed.. Bridge Notes totaling $1,398,144 in debt and accrued interest were extinguished from the net proceeds of the secondary offering. The balance of $112, 340 remains outstanding at April 30, 2008. Under conversion options, we have agreed to pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. The first quarterly payment was made on April 15, 2008, in the amount of $155,336. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

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

In October 2007, we entered into two financing arrangements which, in the aggregate, resulted in $484,000 in net proceeds to us. Namely, we issued a two-year 10% promissory note in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters of our secondary public offering. In addition, we executed a financing agreement with High Capital Funding, LLC, a principal shareholder (HCF), and a third party lender that had no prior affiliation with us (TPL). The financing arrangement involved the issuance of two-year promissory notes to each of HCF and TPL in the aggregate principal amounts of $166,667 and $83,333, respectively. In satisfaction of the notes in full, we agreed to pay to HCF and TPL $238,094 and $119,047, respectively, with $71,427 and $35,714 representing the respective original issue discounts on the HCF and TPL notes. We also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. We incurred a 5% cash commission in the amount $12,500 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 7: Debt – (Continued)

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

Note 8: Commitments and Contingencies

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

Note 9: Equity Compensation

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

APRIL 30, 2008

(UNAUDITED)

Note 9: Equity Compensation – (Continued)

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

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (“Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenues are equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenues of the Company surpasses an incremental level of $20 million and the Company’s annual revenues are equal or exceed $45 million in increments of $20 million until $305 million in revenues. Each threshold will be paid

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

Note 9: Equity Compensation – (Continued)

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

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of April 30, 2008, the balance of IBNR allowance is $1,879,893. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Results of Operations

Restatements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008, an error in accounting for convertible securities with beneficial conversion features was identified. We sold $6.05 million of investment units in conjunction with three separate private placements in 2006 and 2007.  Specifically, each investment unit consisted of a $50,000 convertible debenture and approximately 6,061 shares of common stock.  The holders of the debentures had a right to convert the debentures into common stock at a price of 70% of an anticipated offering price of common stock.  We allocated the proceeds received from the sale of the investment units to the convertible debentures, common stock shares and the beneficial conversion feature on a relative fair value basis. Further the amounts allocated to the beneficial conversion feature were recognized and fully amortized into earnings during the year ended October 31, 2007.

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

	For the three months ended April 30,		For the six months ended April 30,
	2008 (restated)	2007	2008 (restated)	2007
Revenues
Provider systems	$3,755,188	$326,100	$6,218,730	$406,576
Management support services	20,100	486,232	296,033	826,932
	3,775,288	812,332	6,514,763	1,233,508

Direct Costs
Provider systems	4,658,141	285,323	7,425,320	372,399
Management support services	13,500	391,247	213,079	588,133
	4,671,641	676,570	7,638,399	960,532

Gross profit	$(896,353)	$135,762	$(1,123,636)	$272,976

Revenues

Total revenues for the three and six months ended April 30, 2008, increased $2,962,956 and $5,281,255 compared to the three and six months ended April 30, 2007, respectively. Provider systems revenues account for approximately 99.5% and 95.5% of our total revenues for the three and six months ended April 30, 2008. The increase from the same periods last year is a direct result of active contracts with four HMOs. For the six months ended April 30, 2007, we had two HMO contracts that were not at full risk and therefore generated only minimal revenues. Management support services revenues for the three and six months ended April 30, 2008, decreased $466,132 and $530,899 compared to the three and six months ended April 30, 2007. For the six months ended April 30, 2007, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We are actively searching for other billing and collection companies for future management agreements or acquisitions.

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

Direct Costs

Direct costs for the three and six months ended April 30, 2008, increased $3,995,071 and $6,677,867 compared to the three and six months ended April 30, 2007, respectively. The increase of $4,372,818 and $7,052,921 for the three and six months ended consists of provider systems costs and the decrease of $377,747 and $375,054 of management support services costs. Provider systems direct costs increased because we were responsible for approximately 7,795 additional patient months under our HMO contracts as of the end of the 2008 period as compared to the same period in 2007, and these new patients were enrolled with the full-risk HMOs. The direct cost amount for the six months ended April 30, 2008, includes $6,815,306 of claims paid and reserved. During the three months ended April 30, 2008, an additional $399,602 was paid for reinsurance to cover excessive medical costs (stop-loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that were under management contracts and which were incurred through December 2007.

Gross Profit

For the three and six months ended April 30, 2008, the gross profit (loss) from provider systems was ($902,953) and ($1,206,590), respectively, and the gross profit from the management support services was $6,600 and $82,954, respectively. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three and six months ended April 30, 2008 and 2007, respectively. These items are discussed in detail following the table.

	For the three months ended April 30,		For the six months ended April 30,
	2008 (restated)	2007	2008 (restated)	2007

Operating expenses
Cash-based salaries and employee costs	$1,128,232	$626,763	$2,573,679	$1,127,015
Equity compensation	1,939,429	128,004	2,350,622	310,680
Occupancy	85,427	91,855	171,567	176,409
Depreciation & amortization	56,317	24,778	86,376	48,257
Other general & administrative expenses	754,894	425,727	1,349,674	720,234
Total operating expenses	$3,964,299	$1,297,127	$6,531,918	$2,382,595

Non-operating expenses
Amortization of financing fees	$—	$349,345	$4,001,649	$742,233
Amortization of debt discount	—	1,427,797	3,687,229	2,026,892
Interest	74,945	91,265	584,051	168,268
Gain on disposal of assets	(8,803)	—	(312,465)	—
Total non-operating expenses	$66,142	$1,868,407	$7,960,464	$2,937,393

Operating expenses for the three and six months ended April 30, 2008, increased $2,667,172 and $4,149,323, respectively.  Cash-based salaries and employee costs increased $501,469 and $1,446,664, respectively, due to compensation for additional employees and annual salary increases.  During the period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Equity compensation increased $1,811,425 and $2,039,942 respectively, with the majority of the increase from the granting of options related to the amendment of the employment agreement of our Chief Executive Officer. Other general and administrative expenses increased $329,167 and $629,440, respectively, with travel and marketing comprising a majority of this increase. These expenses were incurred due to the continuing efforts to expand our operations. Additionally, our professional fees increased due to the expansion of our operations. Non-operating expenses decreased $1,802,265 and increased $5,023,071, respectively, due to the amortization of debt discount and financing costs during the first quarter related to the exchange of Bridge Shares resulting from the secondary public offering and the recognition of the value of the Beneficial Conversion Feature of the Convertible Debt.

Net Loss

Net loss for the three and six months ended April 30, 2008 and 2007 was $4,926,795; $3,029,772; $15,616,019 and $5,047,012, respectively. Net loss per share was $0.56; $1.87; $2.14 and $3.45 for the three and six months ended April 30, 2008 and 2007, respectively. The majority of the increase in the net loss for the six months ended was attributed to costs related to the debt financing.

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

Operating Activities

Net cash of $3,905,008 was used in operating activities for the six months ended April 30, 2008, compared to $1,542,866 for the six months ended April 30, 2007. The increase of $2,362,142 was primarily due to an increase in travel and marketing in our continued efforts to expand our current operations.

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

Item 1.A.

Risk Factors

We are a smaller reporting company as defined in Regulation S-K and thus are not required to report material changes from the risk factors previously disclosed in our report on Form 10-KSB/A for the year ended October 31, 2007.

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

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
3.1(i)		Articles of Incorporation, as amended (1)
3.1(ii)		Bylaws, as amended (5)
10.1		Master Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(2)
10.2		Original Equipment Manufacturer Agreement by and between Quantum Medical Technologies, Inc and Net.Orange, Inc., dated as of February 14, 2008.(2)
10.3		First Amendment to the Executive Employment Agreement dated as of March 24, 2008. (4)
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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

(4)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008.

(5)

Previously filed a part of the Company’s Form 10-Q for the period ending April 30, 2008 filed with the SEC on June 17, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: September 19, 2008

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President and Chief Executive Officer