Form 10-Q
period 2008-07-31
QUANTUM GROUP INC /FL
filed 2008-09-22
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: July 31, 2008

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

As of September 18, 2008, we have 8,949,501 shares of our common stock, par value $.001, issued and outstanding.

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

18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.      Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

29

Item 1.A.  Risk Factors

29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.      Defaults Upon Senior Securities

29

Item 4.      Submission of Matters to a Vote of Security-Holders

29

Item 5.      Other Information

30

Item 6.      Exhibits

30

SIGNATURE

31

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2008 AND OCTOBER 31, 2007

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)
Assets		(Restated)
Current assets
Cash and cash equivalents	$3,396,908	$530,720
Restricted cash	52,140	51,074
Accounts receivable	1,413	262,026
Prepaid expenses	147,730	482,017
Other current assets	266,179	34,073
Total current assets	3,864,370	1,359,910
Property and equipment, net	358,675	178,214
Goodwill	23,300	23,300
Other assets	382,383	61,865
Total assets	$4,628,728	$1,623,289
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$101,423	$450,372
Accrued liabilities	302,035	703,524
Accrued payroll and payroll taxes	547,728	1,119,975
Due to HMOs, net of receivable of $434,615 and $444,619	1,665,499	344,991
Notes payable and accrued interest – shareholders – current portion	448,475	474,261
Notes payable – 8% convertible debentures	—	6,050,000
Loans payable – current portion, net of discount of $0 and $123,141	45,826	607,893
Capital lease obligation – current portion	17,104	16,178
Other current liabilities	233,005	558,347
Total current liabilities	3,361,095	10,325,541
Long-term debt
Loans payable, net of current portion	41,068	28,989
Notes payable and accrued interest – shareholders, net of current portion	120,178	439,707
Non-controlling interest in variable interest entities	—	180,932
Capital lease obligation, net of current portion	34,435	46,940
Total long-term debt	195,681	696,568
Total liabilities	3,556,776	11,022,109
Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock, $.001 par value $.001 per share
authorized 30,000,000 shares none issued and outstanding	—	—
Common stock, $.001 par value per share
170,000,000 shares authorized; 8,949,501shares issued and outstanding	8,950	2,037
Additional paid in capital	37,624,366	9,269,252
Accumulated deficit	(36,561,364)	(18,670,109)
Total shareholders’ equity (deficit)	1,071,952	(9,398,820)
Total liabilities and shareholders’ equity	$4,628,728	$1,623,289

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	For the three months ended July 31,		For the nine months ended July 31,
	2008	2007	2008	2007
Revenues
Provider Network	$4,446,376	$861,676	$10,665,106	$1,268,253
Management support services	12,986	420,952	309,019	1,247,884
	4,459,362	1,282,628	10,974,125	2,516,137

Direct Costs
Provider Network	4,491,647	839,852	11,916,967	1,212,251
Management support services	670	310,142	213,749	898,275
	4,492,317	1,149,994	12,130,716	2,110,526
Gross profit	(32,955)	132,634	(1,156,591)	405,611

Operating expenses
Salaries and employee costs	1,263,195	986,297	6,187,497	2,336,282
Occupancy	91,627	90,633	263,194	267,042
Depreciation & amortization	56,374	26,285	142,750	74,543
Other general & administrative expenses	681,405	748,158	2,031,079	1,556,102
Total operating expenses	2,092,601	1,851,373	8,624,520	4,233,969

Loss from operations	(2,125,556)	(1,718,739)	(9,781,111)	(3,828,358)

Non-operating expenses
Amortization of financing fees	—	7,522	4,001,649	749,755
Amortization of debt discount	—	1,762,856	3,687,229	3,789,747
Interest	149,680	176,253	733,731	344,521
Gain on disposal of assets	—	—	(312,465)	—

Total non-operating expenses	149,680	1,946,631	8,110,144	4,884,023

Loss before income tax provision	(2,275,236)	(3,655,370)	(17,891,255)	(8,712,381)

Income tax provision	—	—	—	—

Net loss	$(2,275,236)	$(3,655,370)	$(17,891,255)	$(8,712,381)

Basic and diluted (loss) per common share	$(.26)	$(1.89)	$(2.44)	$(5.36)

Weighted average number of common shares
outstanding	8,904,557	1,943,317	7,331,853	1,626,362

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid in Capital	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2007(Restated)	—	$—	2,037,359	$2,037	$9,269,252	$(18,670,109)	$(9,398,820)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	11,496,544
Issuance common stock - debt conversion	—	—	1,853,153	1,853	5,191,863	—	5,193,716
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	3,942,375
Debt discount-beneficial conversion	—	—	—	—	3,610,491	—	3,610,491
Discount from debt conversion-accrued interest	—	—	—	—	150,628	—	150,628
Issuance of stock - executive conversion	—	—	176,121	176	645,591	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	32,164	33	89,130	—	89,163
Issuance of equity for compensation	—	—	53,738	54	125,884	—	125,938
Issuance of common stock - in lieu of cash	—	—	26,783	27	147,770	—	147,797
Amortization of deferred compensation	—	—	—	—	3,030,519	—	3,030,519
Net (loss)	—	—	—	—	—	(17,891,255)	(17,891,255)
Balance at July 31, 2008	—	$—	8,949,501	$8,950	$37,624,366	$(36,561,364)	$1,071,952

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	For the Nine Months Ended July 31,
	2008		2007
Operating activities
Net loss		$(17,891,255)		$(5,047,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		142,750		48,257
Amortization of financing costs		4,001,649		2,769,125
Amortization of debt discount		3,687,229		―
Amortization of deferred compensation		3,030,519		197,340
Issuance of equity for compensation		125,938		32,754
Issuance of stock in lieu of cash		147,797		36,610
Issuance of stock as payment of interest		150,628		―
Gain on sale of property and equipment		(8,803)		―
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		54,966		(144,448)
(Increase) decrease in other assets		(168,633)		47,087
Increase in due to HMOs		1,320,508		―
Increase (decrease) in accounts payable and accrued liabilities		(319,929)		517,421
Total adjustments		12,164,619		3,504,146
Net cash used in operating activities		(5,726,636)		(1,542,866)
Investing activities
Purchase of property and equipment		(589,123)		(17,983)
Sale of fixed assets		7,053		─
Net cash used in investing activities		(582,070)		(17,983)
Financing activities
Proceeds from secondary public offering		13,200,000		―
Proceeds from private placement		―		3,425,000
Proceeds from other loans				140,000
Proceeds from credit line		―		306,371
Payments of placement agent fees and expenses		—		(473,984)
Repurchase of private placement warrants		(50,207)		―
Payment of expenses – secondary public offering		(1,352,632)		―
Repayments on convertible debt		(1,535,969)		―
Repayments on loans and notes payable		(1,074,720)		(980,209)
Repayments of capital lease obligations		(11,578)		(6,000)
Net cash provided by financing activities		9,174,894		2,411,178
Net increase (decrease) in cash and cash		2,866,188		850,329
Cash at beginning of period		530,720		32,077
Cash at end of period		$3,396,908		$882,406
Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$572,026		$46,838
Supplemental disclosures of non-cash investing and financing activities:
Issuance of units - conversion of debt		$5,193,716	$	―
Issuance of units - bridge share exchange		$3,942,375	$	―
Issuance of units – conversion of executive accrued compensation		$645,767	$	―
Capital lease obligations incurred on purchases of equipment	$	―		$6,048
Issuance of stock as deferred finance costs on loans	$	―		$1,326,065
Issuance of stock - credit line fee	$	―		$190,940
Note payable - fixed asset acquisition		$49,133		$3,148

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(UNAUDITED)

Note 1: Description of Company

We offer business solutions to health maintenance organizations (HMOs) that market Medicare Advantage managed healthcare plans in the state of Florida, as well as to healthcare providers in the state. We refer to this segment of our business as provider systems. Medicare Advantage is Medicare’s managed care alternative to Medicare’s traditional fee-for-service model. The foundation of our business model is a network of medical service providers, including primary care physicians, specialists and ancillary service providers such as laboratories and pharmacies, among others, all of whom must satisfy the requirements of the Centers for Medicare & Medicaid Services (CMS), which is the U.S. Federal agency that administers Medicare, Medicaid and the Medicare Advantage program. We also offer healthcare providers various management support services that enable providers to decrease their operating costs and increase efficiency and productivity. These management support services are available to all healthcare providers, whether or not they are part of our provider system. In the future, we expect to leverage our relationships with our healthcare providers to cross-market our management support services and the benefits of participation in our network. The Company has five HMO contracts of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at-full-risk for the medical costs for HMO members for two of these contracts. The Revenue from the other two contracts is equal to the HMO’s payment of a capitation or fee-for-service fee due our contracted primary care physicians. One of these contracts will be at-full-risk when the membership under our care reaches 300.  The fifth contract becomes active August 1, 2008.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the nine months ended July 31, 2008 and 2007 were of a normal, recurring nature. The amounts presented for the nine months ended July 31, 2008, are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. Additional information is contained in the Annual Report on Form 10-KSB for the year ended October 31, 2007 as amended, which should be read in conjunction with this quarterly report.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2008 and October 31, 2007, the Company has $52,140 and $51,074, respectively, in cash which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At July 31, 2008, the Company maintained a cash balance of $299,293 in a checking account, and $2,901,949 in a money market account, respectively, at one banking institution. The bank has a “strong” rating issued by Standard and Poor. The aforementioned cash balance is in excess of the $100,000 FDIC insurable limit.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 2: Summary of Significant Accounting Policies – (Continued)

Goodwill

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of July 31, 2008, there was no impairment of goodwill.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended July 31, 2008, include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health Systems, Inc., Quantum Medical Technologies, Inc., QMed Solutions, Inc., The Quantum Agency, Inc. and Renaissance Administrative Services, Inc. Prior to January 1, 2008, we consolidated two billing companies under FASB Interpretation No 46(R) (FIN 46(R)), as we had full risk of operations. The management agreements for the billing and collection companies were terminated on December 31, 2007. All intercompany accounts have been eliminated in consolidation.

Variable Interest Entities

We were a counter-party to various management agreements, which terminated as of December 31, 2007, with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). We have included operations of these entities through the termination date, December 31, 2007. The balance sheet accounts have been deconsolidated as of January 1, 2008, as we believe we no longer were the Primary Beneficiary, as defined in the Interpretation. These entities engaged in the business of medical billing and collections. The revenues and net gain derived from these entities for the two months ended December 31, 2007 before deconsolidation were $273,070 and $70,473, respectively. In settlement of the agreements, the owner of these entities agreed to forgo a consulting fee and other expenses, and agreed to accept 9,000 unregistered shares of common stock of the Company, valued at $54,660, previously agreed upon, as payment in full of all amounts owed under the agreements.

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period classifications. These reclassifications had no effect on reported results of operations or financial conditions.

Revenue Recognition

Provider Systems

We have entered into full-risk contracts with five HMOs of which four are providing members to a number of the Company’s Community Health Systems (CHS) in the State of Florida. The Company is at-full-risk for the medical costs for HMO members for two of these contracts. The Revenue from the other two contracts is equal to the HMO’s payment of a capitation or fee-for-service fee due our contracted primary care physicians. One of these contracts will be at-full-risk when the membership under our care reaches 300. Currently, we receive income from the HMO at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per member per month basis. The fifth contract was active on August 1, 2008. Under a full risk contract, we receive a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO receives from CMS. Revenues under this agreement are generally recorded in the period that we assume responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO plus a reserve for future medical costs incurred but not reported (IBNR).

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

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

New Accounting Pronouncements

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

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

Note 4: Property and Equipment

Property and equipment consist of the following:

	July 31, 2008	October 31, 2007

Furniture and fixtures	$182,552	$110,884
Leasehold improvements	125,915	66,457
Computer equipment	206,112	182,102
Vehicle	49,574	38,953
Total, at cost	564,153	398,396
Less: Accumulated depreciation	(205,478)	(220,182)
Property, plant and equipment, net	$358,675	$178,214

Depreciation expense for the nine months ended July 31, 2008 and 2007 was $59,931 and $52,606, respectively.

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

For the period ended July 31, 2008 and 2007 we had 10,360,236 warrants, with exercise prices ranging from $5.00 to $12.50 per share and 108,315 with exercise prices ranging from $5.00 and $125.00 per share, respectively. For the period ended July 31, 2008 and 2007 we had 1,336,262 vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at July 31, 2008 and 227,581 vested options with exercise prices ranging from $3.50 to $37.50 per share, which were exercisable at July 31, 2007, respectively. In addition, we have 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

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

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2007. The balance of the amounts due: $487,647 for Mr. Guillama, which is composed of the $176,446 outstanding balance on the promissory note, $ 7,514 in unreimbursed expenses and $303,687 in accrued compensation; $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses; and $234,583 of accrued compensation for Mrs. Guillama were converted into two-year promissory notes at an interest rate of 8% per annum. On September 21, 2007, the Company executed the promissory notes with the three executives. As of July 31, 2008, the balance of the shareholder promissory notes for Mr. Guillama, Mr. Cohen and Mrs. Guillama were $315,019; $102,226 and $151,408, respectively. Interest paid during the three and nine months ended July 31, 2008 and 2007 was $8,313; $46,639; $0 and $0, respectively.

Note 7: Commitments and Contingencies

On February 14, 2008, we entered into an agreement with Net.Orange, Inc., a software development company, for the licensing of their healthcare clinical operating system and development of additional modules and enhancements. The agreement calls for, among other fees, an annual license fee of $100,000 plus development fees for the production of various modules or applications. This agreement will automatically renew for successive one year periods but is cancelable by either party with notification in writing at least sixty days prior to expiration of term.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 8: Equity Compensation

2003 Incentive Equity and Stock Option Plan

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

A summary of shares and options granted under the plan during the nine months ended July 31, 2008 and 2007 is shown below:

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 8: Equity Compensation – (Continued)

Deferred Compensation

From time to time, we grant shares of common stock to employees, directors and advisors in lieu of, or as partial compensation for, services performed for the Company. These shares vest over two and three year periods. The value of the stock is determined by the closing market price at the date of grant. We recognized $9,675; $31,049; $17,529 and $60,733 in compensation expense related to these stock grants for the three and nine months ended July 31, 2008 and 2007, respectively. During the three and nine months ended July 31, 2008 and 2007, -0-, -0-, 0 and 14,400 shares were issued, respectively. During the nine months ended July 31, 2008, 1,520 shares were forfeited with a value of $9,600, in which the value of the stock was determined by the closing market price at the date of grant. In the prior period, the value of the option grants which are earned over a period had been included in deferred compensation.

Stock Compensation

Effective November 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company adopted SFAS 123R beginning on November 1, 2006 and realized an increase in stock based compensation of approximately $413,695; $2,764,317; $244,255 and $554,934, respectively, for the three and nine months ended July 31, 2008 and 2007, as a result of the adoption of SFAS 123(R).

As of July 31, 2008, we have vested options with exercise prices ranging from $1.70 to $37.50 per share and expiring in years 2008 through 2018. We have granted 122,000 options during the quarter ended July 31, 2008, with exercise prices ranging from $1.09 to $2.05 and expiring in years between 2013 and 2018. Using the Black Scholes method these options were valued at $133,336.  These options vest between the years 2008 through 2012. We issued 9,000 options to purchase units similar to the units sold in the secondary public offering to certain employees at an exercise price of $9.95 per unit. These options vested on December 13, 2007, and expire on December 13, 2012. Upon exercise of the unit option, the employee would receive three shares of the company’s common stock and two Class A warrants and two Class B warrants.

From time to time, we issue stock to employees as length of service awards and performance awards. Additionally, we will issue shares to consultants in lieu of cash compensation. These stock issuances are not included in our 2003 Incentive Equity and Stock Option Plan. For the three and nine months ended July 31, 2008 and 2007, we issued 51,911; 77,521; 875 and 2,497 shares of common stock as stock compensation, respectively. The value of the stock is determined by the closing market price on the date earned and issuable. We recorded compensation expense of $53,048; $125,942; $6,344 and $32,871, respectively, in the three and nine months ended July 31, 2008 and 2007, respectively.

Key Executive Contract

On March 24, 2008, we entered into an amendment to an employment agreement (the “Agreement”) with Noel J. Guillama, the Chairman of the Board of Directors and Chief Executive Officer of the Company (the “Executive”). In accordance with the Agreement, the Executive is entitled to receive additional compensation in the form of various stock options, as described below:

The Executive was granted options to purchase 600,000 shares of the common stock of the Company on the effective date of the Agreement (“Signing Options”). The Signing Options have an exercise price of the then current VWAP (“Volume Weighted Average Price”) calculated as the Company’s volume per day multiplied by the Company’s stock closing price for the last 30 days, then divided by the total shares traded for the period of the Company’s stock for the 30 days before the grant date ($2.06 per share). The Signing Options vest 25% on the grant date, with the remaining 75% vesting in three equal installments on January 1, 2009, 2010, and 2011. All Signing Options expire ten years from the date of grant.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 8: Equity Compensation – (Continued)

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

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (“Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenues are equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenues of the Company surpasses an incremental level of $20 million and the Company’s annual revenues are equal or exceed $45 million in increments of $20 million until $305 million in revenues. Each threshold will be paid only once and no grants will be awarded after March 1, 2013. The options will be granted within 30 days of the close of the fiscal year and will have an exercise price per share equal to the VWAP of the Company’s stock 30 calendar days preceding the grant date. The Performance Options shall vest 25% on grant date with the remaining 75% vesting on the first three anniversaries from the grant date. All Performance Options shall expire ten years from the date of vesting.

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

Repurchase of Warrants

In December 2007, we agreed to repurchase 70,911 placement agent warrants, exercisable at $8.25 per share, originally issued in relation to our private placements dated August 2006, December 2006 and March 2007.  We purchased these warrants for $1.00 per warrant for a total of $70,911.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008

(UNAUDITED)

Note 10: Subsequent Event

2007 Equity Incentive Plan

On September 23, 2007, our Board adopted, subject to stockholder approval, the 2007 Equity Incentive Plan (Plan) to align the interests of employees, consultants, and non-employee Board members with the interests of our stockholders, to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The Plan is administered by the Compensation and Options Committee which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award. The maximum aggregate number of shares which may be optioned and sold under the Plan is 5,000,000 shares, subject to certain adjustments. On the first (1st) day of each fiscal year while the Plan is in effect, such aggregate number of shares under the Plan shall be automatically increased by adding thirty-three and one third percent (33 1/3%) of the increase in shares of Common Stock outstanding during the prior fiscal year; however, that the first such automatic increase shall be effective within 93 days following the date of approval of this Plan by the Company shareholders, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions.The Plan received stockholder approval on August 1, 2008 and is effective as of September 24, 2007.

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

The foundation of our Company is the 2,000+ healthcare providers affiliated with the Company through Renaissance Health System (RHS) of Florida, Inc., a Quantum subsidiary company. Since launching recruitment efforts in January 2005, RHS has established 26 county based community health systems (CHS) in Florida, with an additional 6 counties to be added by the end of December 2008. The Company plans to continue a measured rollout of additional CHS to eventually encompass all 67 Florida counties. Each county must meet established criteria set forth by CMS as to the number and type of healthcare providers required to meet certification as a complete delivery system. In a small county this may be as few as 31 providers, while in larger counties the minimum requirement averages 70+. Today RHS averages 77 providers per county.

Upon completion of a CHS, RHS is able to market the delivery system to a health plan. RHS has established contracts with numerous health plans. We anticipate continued growth of these contracts in both quantity and scope of service. RHS is assigned patients by each health plan or by physicians, or through direct marketing efforts of the health plan. Beginning in January 2007 with 300 patients, RHS has grown to over 3,000 patients in August 2008. We expect that we will reach 5,000 patient lives under management by the end of the 2008 calendar year.

These patients are cared for initially by our 365 primary care physicians (PCP). Some of the PCP’s have as many as 400 patients.

As mandated by the Centers for Medicare & Medicaid Services (CMS), the U.S. federal agency that administers Medicare, Medicaid and the Medicare Advantage program, we have separate networks of healthcare providers covering all required medical fields and ancillary services in every county where we currently operate. Each county serves as a community-based comprehensive delivery system of care, called a community health system (CHS).

Once CMS-compliant, we then make our county-wide CHS network of healthcare providers (provider systems) available to health insurance plans with whom we contract on a non-exclusive basis. Our network participants, whether physicians, physician groups or other healthcare providers, are eligible to treat member/patients of all of our contracted health plan partners and can do so without going through separate admission processes (negotiating, contracting, credentialing) with the various plans.

The healthcare industry presents a strong need for better quality and productivity. By virtue of these relationships, we relieve the healthcare providers and the health plans of substantial administrative and repetitive burdens generally associated with the operations of a managed care enterprise and with the verification of medical credentials (credentialing) of healthcare providers that desire to participate in the managed care plans of the health insurance plans/payers, as required by CMS regulations.

The Company believes that the value enhancing solutions it brings to the health plans is in these established CHS that provide the opportunity to quickly, and with lower cost, expand and operate into new counties in the State of Florida or enhance an existing network of physicians currently caring for their patients. Additional services of benefit to the payers include our experienced Patient Care Team which closely monitors the treatment and care of patients to ensure efficiency, effectiveness and overall quality patient care.

The Company is also implementing and leveraging cutting-edge technology as it has recognized business process challenges in the management of our patient lives, specifically in coordinating the communications of and interactions with each of the three key hubs (providers, health plans and hospitals). The lack of automation in this industry is exemplified by the fact that most transactions are still being conducted by either phone, paper or fax. In response to this industry-wide challenge, the Company licensed and developed the various applications of PWeR™, (Personal Wellness Electronic Record) which has been designed and architected to fill a gap in the healthcare industry’s ability to communicate, share information, and make more informed treatment decisions. PWeR is a patient-centric ERP system. ERP stands for Enterprise Resource Planning and is a way of integrating the data and processes of an organization into one single system. Usually ERP systems will have many components including hardware and software and to achieve integration and most use a unified database to store data for various functions found throughout the organization.

PWeR is unique to this industry as it is a Web based platform that stores a patient’s medical records from multiple sources, therefore providing the patient with a comprehensive personal health record (PHR). PWeR utilizes middleware architecture to serve as the platform for more than 24 software applications which have been integrated or developed. PWeR is designed to interface with other EMR’s or practice management software and is the first system to integrate the data from a patient’s electronic medical record (EMR) into a comprehensive disease management program, all within the same platform. As a result of the construction and capabilities of PWeR, it will serve as a low-cost technology solution to all participants in the healthcare process.

PWeR has the capability and scalability to serve as a data hub for a community, state or nation. We believe that the ability to access comprehensive patient data from multiple providers will result in better care, reduced cost and increased efficiencies industry-wide. Some of the benefits of PWeR to the healthcare industry include analytical tools to aide in disease management and prevention, elimination of medical errors caused by lack of information, improved patient outcomes and diminished costs associated with repetitive tests. Further, the system was designed to provide a high level of security, including authorized access and redundancy capabilities.

The Company has filed 18 provisional patents with the United States Patent and Trademark Office which support technology that is intended to enhance the capabilities of PWeR. The provisional patents include the improvement of prescription accuracy; real-time updates of patient records; streamlined inventory management of supplies within a healthcare provider’s facility; and customized interfaces with the PWeR platform for each user to provide for a more efficient and productive experience.

PWeR was launched in July 2008 at the largest free clinic in Palm Beach County, Florida, the Caridad Center. Over 140 healthcare providers volunteer their services at the Clinic and now have exposure to and interaction with PWeR. The Company is in the process of implementing PWeR internally. We anticipate expanding the deployment of PWeR to our network of healthcare providers and foresee expansion of the platform to a wider geographical market. Quantum has secured exclusive world wide distribution for the PWeR system.

We believe that our network of 2,000 healthcare providers, multiple health plan partners and our technology platform places us in the position of being the primary interface between the aforementioned three hubs and affords us the opportunity of becoming the preferred management service provider of administrative, practice management and ancillary services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals.

Affiliated providers have access to the various management support services we offer that are customized specifically for healthcare providers, health plans, healthcare facilities and physician associations that enable them to decrease their operating costs and increase efficiency and productivity. Additionally, these management support services are available to all healthcare providers, whether or not they are part of our network, which further extends our ability to leverage our relationships with healthcare providers to cross-market our management support services and the benefits of participation in our network.

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

Under our full-risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop-loss insurance policies and programs that limit our maximum risk exposure for each of our patients. No contracts were considered loss contracts at July 31, 2008, because we have the right to terminate unprofitable physicians under our managed care contracts.

The majority of our revenues from management support services are generated from services provided from the billing and collections company. We receive a contractual fee based on the total claim reimbursements received by the billing company’s clients. Currently, we do not have any active management contracts.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred in the period but not yet reported, or IBNR. IBNR represents a material portion of our medical claims liability which is presented in the balance sheet. As of July 31, 2008, the balance of IBNR allowance is $1,774,431. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position. Normally, IBNR claims are estimated using historical claims patterns, current enrollment trends, member utilization patterns, timeliness of claims submissions and other factors. However, we have a limited history to base our estimated IBNR allowance. Therefore, we are currently using an approximation based on industry experience primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the HMO plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense recorded in prior months to actual claims expense as claims are paid by the HMO and reported to us.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the nine months ended July 31, 2008, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at July 31, 2008. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is ‘more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

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

Results of Operations

From inception, we have focused on building networks of healthcare providers, negotiating and signing contracts with HMOs, providing services for members of our health plan partners and developing our business administration and support team. We have executed full risk contracts with multiple HMOs. These contracts encompass all 26 counties in Florida where RHS has established community health systems. In addition, the contracts provide for the continual expansion of the partnership as RHS builds community health systems throughout the state.

Under a full-risk contract, we receive a monthly dollar amount (a capitated rate) for each patient that chooses one of our contracted healthcare providers as his or her primary care physician. A contract generally will not generate revenues until we have a complete CMS-compliant county network of healthcare providers or a CHS that is ready to provide comprehensive care to the Medicare Advantage patients in the specified counties, and patients enrolled under the contract with contracted healthcare providers in our CHS. Annually, beginning on November 15, health plans can sign up new members who may elect to join our provider systems during the open enrollment period under a managed care plan operated under the Medicare Advantage program. Open enrollment ends March 31 of each year. This is our “window of opportunity” for new contracts to begin generating revenues on January 1 of each calendar year. Although not as predictable, other opportunities also occur at the time that a person becomes eligible to participate in a managed care plan, e.g., when he or she becomes 65 years of age or becomes disabled, when enrolled patients are transferred from another plan, when another managed care plan is terminated by CMS or when a person moves from one service area to another. Revenues under these agreements are generally recorded in the period in which we are responsible for providing services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the HMOs based on the updated health status of the member and updated demographic factors. Any change in premium from CMS to the HMO will adjust the premiums we receive from the health plan. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the health plan. We commenced generating revenues under one contract in September 2005 in Volusia County, Florida, with Dade and Broward Counties added in January 2006, under the next health plan contract in December 2006, and under the next contract in January 2007 and under the next health plan contract in February 2008.

Our provider systems’ revenues generally consist of a percentage of premiums paid by CMS to the contracted health plans on a “Per Member Per Month” (PMPM) basis, known as a capitated fee. The actual percentage is negotiated with the health plan. The amount of PMPM varies depending upon the CMS premium, which is influenced by a patient’s age, residing county, health profile and other factors. Management support services revenues are generated by contracting with healthcare providers to provide billing and collections services and, to a limited degree, insurance products specifically tailored to physician’s needs, such as health, life, disability and malpractice insurance. Our insurance revenues are commissions paid to us on insurance products sold. The provider systems’ direct medical costs are a combination of actual medical costs paid by the health plan plus a reserve for future medical costs incurred but not reported (IBNR). Our provider systems direct costs include capitation payments to participating physicians and specialists, fee-for-service payments to non-participating physicians and specialists, payments to hospitals for in-patient and out-patient services, payments to pharmacies for prescription drugs and the allowance for IBNR. The management support services direct costs are related to the billing companies and include salaries, benefits and claims processing costs.

Three and Six Months Ended July 31, 2008, as Compared to the Three and Six Months Ended July 31, 2007 Revenues and Direct Costs

The following table presents the revenues and direct costs for the three and six months ended July 31, 2008 and 2007. These items are discussed in detail following the table.

	For the three months ended July 31,		For the nine months ended July 31,
	2008	2007	2008	2007
Revenues
Provider systems	$4,446,376	$861,676	$10,665,106	$1,268,253
Management support services	12,986	420,952	309,019	1,247,884
	4,459,362	1,282,628	10,974,125	2,516,137

Direct Costs
Provider systems	4,491,647	839,852	11,916,967	1,212,251
Management support services	670	310,142	213,749	898,275
	4,492,317	1,149,994	12,130,716	2,110,526

Gross profit	$(32,955)	$132,634	$(1,156,591)	$405,611

Revenues

Total revenues for the three and nine months ended July 31, 2008, increased $3,176,734 and $8,457,988 compared to the three and nine months ended July 31, 2007, respectively. Provider systems revenues account for approximately 99.7% and 97.1% of our total revenues for the three and nine months ended July 31, 2008. The increase from the same periods last year is a direct result of active contracts with four HMOs. For the nine months ended July 31, 2007, we had only one HMO contract that was not at full risk and therefore generated only minimal revenues. Management support services revenues for the three and nine months ended July 31, 2008, decreased $407,966 and $938,865 compared to the three and nine months ended July 31, 2007. For the nine months ended July 31, 2007, we had only one management contract that had been in effect since December 2006 and was generating only minimal revenues. We are actively searching for other billing and collection companies for future management agreements or acquisitions.

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

Direct Costs

Direct costs for the three and nine months ended July 31, 2008, increased $3,342,323 and $10,020,190 compared to the three and nine months ended July 31, 2007, respectively. Provider system costs increased $3,651,795 and $10,704,716, respectively for the three and nine months ended July 31, 2008 and 2007, respectively and management support services costs decreased $309,472 and $684,526 for the three and nine months ended July 31, 2008 and 2007, respectively.. Provider systems direct costs increased because we were responsible for approximately 13,863 additional patient months under our HMO contracts as of the end of the 2008 period as compared to the same period in 2007. The direct cost amount for the nine months ended July 31, 2008, includes $10,899,369 of claims paid and reserved. During the nine months ended July 31, 2008, an additional $787,527 was paid for reinsurance to cover excessive medical costs (stop-loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collections companies that were under management contracts and which were incurred through December 2007.

Gross Profit

For the three and nine months ended July 31, 2008, the gross profit (loss) from provider systems was ($45,271) and ($1,251,861), respectively, and the gross profit from the management support services was $12,316 and $95,270, respectively. The gross profit margins on the provider systems are directly related to the terms and rates of our HMO agreements and are not likely to change over the life of the individual agreement unless we are able to renegotiate the terms and rates of such agreements to obtain a more favorable rate. The gross profit will increase as the number of member/patients under our care increases and our technology solutions are implemented.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three and nine months ended July 31, 2008 and 2007, respectively. These items are discussed in detail following the table.

	For the three months ended July 31,		For the nine months ended July 31,
	2008	2007	2008	2007

Operating expenses
Salaries and employee costs	$860,400	$742,042	$3,432,288	$1,781,348
Equity compensation	402,795	244,255	2,755,209	554,934
Occupancy	91,627	90,633	263,194	267,042
Depreciation & amortization	56,374	26,285	142,750	74,543
Other general & administrative expenses	681,405	748,158	2,031,079	1,556,102

Total operating expenses	$2,092,601	$1,851,373	$8,624,520	$4,233,969

Non-operating expenses
Amortization of financing fees	$—	$7,522	$4,001,649	$749,755
Amortization of debt discount	—	1,762,856	3,687,229	3,789,747
Other income	—	—	—	—
Interest	149,680	176,253	733,731	344,521
Gain on disposal of assets	—	—	(312,465)	—

Total non-operating expenses	$149,680	$1,946,631	$8,110,144	$4,884,023

Operating expenses for the three and nine months ended July 31, 2008, increased $241,228 and $4,390,551, respectively. Cash-based salaries and employee costs increased $118,358 and $1,650,940, respectively, due to compensation for additional employees and annual salary increases. During the period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Equity compensation increased $158,540 and $2,200,275, respectively, with the majority of the increase from the granting of options related to the amendment of the employment agreement of our Chief Executive Officer. Other general and administrative expenses decreased $66,753 for the three months ended July 31, 2008 and increased $474,977 for the nine months ended July 31, 2008, with travel and marketing comprising a majority of the changes. These expenses were incurred due to the continuing efforts to expand our operations. Additionally, our professional fees increased due to the expansion of our operations. Non-operating expenses decreased $1,796,951 and increased $3,226,121, respectively, due to the amortization of debt discount and financing costs during the first quarter related to the exchange of Bridge Shares resulting from the secondary public offering and the amortization of the costs related to various private placements with securities including secured convertible debentures with beneficial conversion features.

Net Loss

Net loss for the three and nine months ended July 31, 2008 and 2007 was $2,275,236; $3,665,370; $17,891,255 and $8,712,381, respectively. Net loss per share was $0.26; $1.89; $2.44 and $5.36 for the three and nine months ended July 31, 2008 and 2007, respectively. The majority of the increase in the net loss for the nine months ended was attributed to costs related to the debt financing.

Liquidity and Capital Resources

We were a development stage company through July 31, 2006, and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. Since inception through July 31, 2008, we have incurred a net loss from operations of more than $17.9 million and an accumulated deficit of more than $36.6 million.

As of July 31, 2008, our principal sources of liquidity were cash and cash equivalents of $3,396,908 which was available as a result of a secondary public offering effective December 13, 2007, in which we sold 1,200,000 of units of our securities at $11.00 per unit, or gross proceeds of $13,200,000. The units traded as a single security until separation on the 30th day or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A 7-year non-callable warrants and two Class B 7-year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles it holder to purchase one share of common stock at an exercise price of $11.00 per share. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000. Additional expenses incurred in connection with completion of the offering totaled $614,456.

We had working capital at July 31, 2008, of $503,275 as compared to a working capital deficit of $7,560,070 at July 31, 2007, which represents an increase of $8,965,631. The increase in the working capital is due to the proceeds of the secondary public offering as detailed above.

We expect to continue to experience negative cash flow from operating activities through at least the next twelve months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We anticipate that we will have to raise additional capital during the first quarter of fiscal 2009 through the issuance of debt or sale of equity.

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

In February 2008, Quantum Medical Technologies, Inc., entered into an agreement with Net.Orange, Inc., a software development company. Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection archiving and storage system, and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, web-based information system to include our network of over 3,000 healthcare providers as well as the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes an annual fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to their healthcare software system for a monthly fee of $50,000.

Financing Activities

Net cash of $9,174,894 was provided by financing activities for the nine months ended July 31, 2008, compared to $2,411,178 for the nine months period ended July 31, 2007. We received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,520,395 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

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

Operating Activities

Net cash of $5,726,071 was used in operating activities for the nine months ended July 31, 2008, compared to $1,542,866 for the nine months ended July 31, 2007. The increase of $4,183,205 was primarily due to an increase in travel and marketing in our continued efforts to expand our current operations.  We also had the amortization of the costs related to various private placements with securities including secured convertible debentures with beneficial conversion features.

Investing Activities

Net cash of $582,070 was used for investing activities for the nine months ended July 31, 2008, compared to $17,983 for the nine months period ended July 31, 2007. Net cash for investing activities primarily relates to the purchase of furniture and equipment due to the expansion of the corporate office and additional office space for our Miami operations.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective.

On September 19, 2008, the Company filed its amended Annual Report on Form 10-KSB, Quarterly Report on Form 10-QSB with interim financial statements for the fiscal periods ended October 31, 2007, January 31, 2008 and April 30, 2008, respectively. The purpose of these restated filings was to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not “at risk”. The “at risk” transactions related to the HMO in question were reversed and the correct “not at risk” revenue and expenses were recorded for the fiscal periods in question. At the time of its evaluations in connection with this Quarterly Report, the Company did not believe that the restatements were as a result of material weaknesses in the Company’s controls and disclosures. The Company is in the process of reviewing its financial reporting controls to ascertain whether there are any additional procedures and controls required in light of the most recent restatements.

As reported in its Quarterly Report for the fiscal period ended April 30, 2008, and amendments thereto, the Certifying Officers noted certain deficiencies related to the monitoring and review of work performed by the Company controller in preparation of audit and financial statement schedules, footnotes and review of financial data provided to the Independent Registered Public Accountants in connection with the annual audit. In addition, the Certifying Officers determined that the Company’s minimal segregation of duties and a lack of formal control design structure to close financial statements to prepare for the annual audit constituted significant deficiencies as of the end of the same period. Such material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure. The Company commenced its remediation efforts and since then has hired 3 additional accounting and finance personnel having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. No additional changes to the Company disclosure controls and procedures were needed in response to the deficiencies described above. Following the completion of these remediation steps, the Company concluded that its disclosure controls and procedures were effective.

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

Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Recent Sale of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his/her/its intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes of the Company. During the fiscal quarter subject to this report, we issued:

•

28,128 shares of common stock to our employees as compensation for their services.

•

23,783 shares of common stock to our Board of Directors as compensation for their services.

•

13,238 shares of common stock in relation to other loans

(b)

Purchases of Equity Securities by the Registrant

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security-Holders

The Company held its annual meeting of shareholders on August1, 2008. At the meeting, the shareholders re-elected Noel J. Guillama, Donald B. Cohen, Susan Darby Guillama, Jose de la Torre, Alberto G. Del Valle, Lawrence B. Fisher and Gregg M. Steinberg as Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected. A summary of votes cast follows below:

Nominee	Votes for	Votes Withheld	Abstentions*
Noel J. Guillama	4,411,519	9,500	0
Donald B. Cohen	4,381,519	39,500	0
Susan Darby Guillama	4,410,244	10,775	0
Jose de la Torre	4,407,919	13,100	0
Alberto G. Del Valle	4,377,919	43,100	0
Lawrence B. Fisher	4,407,919	13,100	0
Gregg M. Steinberg	4,381,519	39,500	0

———————

*

Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees.

Shareholders also voted to ratify the appointment of Daszkal Bolton LLP as the Company’s independent registered accountant for the fiscal year ending October 31, 2008, with 4,410,800 votes for, 6,500 votes against, and 3,719 abstentions.

Finally, the shareholders approved the 2007 Equity Incentive Plan with 1,390,860 votes for, 49,266 votes against, and 54,565 abstentions.

Further information regarding the meeting and the proposals submitted to a vote of the shareholders may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission.

Item 5.

Other Information

None

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

Date: September 22, 2008

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President and Chief Executive Officer