Form 10-K
period 2008-10-31
QUANTUM GROUP INC /FL
filed 2009-02-13
CIK 1118847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

Form 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31727

———————

THE QUANTUM GROUP, INC.

(Name of registrant as specified in its charter)

Nevada	20-0774748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3420 Fairlane Farms Road, Suite C

Wellington, Florida 33414

(Address of principal executive office, Zip Code)

Registrant’s telephone number: (561) 798-9800

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant was approximately $23,099,315 (computed using the closing price of $2.60 per share of Common Stock on April 30, 2008, as reported by NYSE Alternext US).

There were 10,141,163 shares of the registrant’s common stock, par value $.001 per share, outstanding on January 30, 2009.

Documents incorporated by reference

None.

General

Unless otherwise indicated or the context otherwise requires, all references in the Form 10-K to “we”, “us”, “our”, “Quantum” or the “Company” refer to The Quantum Group, Inc. and its consolidated subsidiaries. All references to a “fiscal” year refer to our fiscal year, which ends October 31. As used herein, fiscal 2008 refers to the fiscal year ended October 31, 2008 and fiscal 2007 refers to fiscal year ended October 31, 2007.

———————

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect us is frequently detailed in our Company reports filed with the Commission, without limitation, this Report contains “forward-looking statements” relating to our current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth of our Company. For this purpose, any statements contained in this Form 10-K, Form 10-Q, Form 8-K, Form 14A or 14C and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “would,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our Company control. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual outcomes and results could materially differ from those indicated in the forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that such expectations will materialize, as many factors could cause actual results to differ materially from our forward looking statements. We undertake no obligations and do not intend to update, revise or otherwise publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof to reflect the occurrence of any unanticipated events.

The Quantum Group, Inc.

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

TABLE OF CONTENTS

PART I

Item 1.         Business

1

Item 1A.      Risk Factors

11

Item 1B.      Unresolved Staff Comments

11

Item 2.         Properties

11

Item 3.         Legal Proceedings

11

Item 4.         Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

12

Item 6.          Selected Financial Data

13

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.          Financial Statements and Supplementary Data

23

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A(T).  Controls and Procedures

23

Item 9B.       Other Information

24

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

25

Item 11.        Executive Compensation

28

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

36

Item 13.        Certain Relationships and Related Transactions, and Director Independence

37

Item 14.        Principal Accountant Fees and Services

38

Item 15.        Exhibits

39

SIGNATURES

41

INDEX TO FINANCIAL STATEMENTS

F-1

PART I

Item 1.

Business

Introduction

The Quantum Group, Inc., founded in 2003 and incorporated under the laws of the state of Nevada, is a Healthcare Services Organization (HSO), which provides business process solutions to the healthcare industry, which include support services and leading-edge technology. The Company coordinates the care of patients on behalf of the payers1 that have contracted with us, through the utilization of our network of independent physicians and other healthcare providers, and our own technology systems. Our primary stream of revenue flows from the monthly premiums received for assuming full risk management of these patients. We currently have contracts with payers for two types of insurance products, Medicare and Medicaid. We are expanding our services to include commercial and universal insurance products.

Our model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. To accomplish the connectivity required for these communications, we have developed software technology to better manage our core business. We have an enterprise platform that includes multiple applications used by provider offices or hospitals. The platform, known as PWeR™ (Personal Wellness electronic Record) is patient-centric and capable of receiving patient information from multiple sources. We have engaged International Business Machines Corporation (“IBM”), a New York Stock Exchange listed company, to host our system, thereby providing reliability, security, scalability and privacy into this HIPAA2 compliant platform. PWeR is a low cost, multi-application and simple to use software system written as Web-based, open architecture and is software as a service (SAAS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels.

The Company also provides other services and products to healthcare providers in and outside of its network. These services include medical billing and collection, purchasing, technology and insurance products. These services are designed to reduce administrative time and expense from the physician’s practice and increase their revenue collection rate.

To serve the various business requirements, The Quantum Group is organized into three distinct, yet integrated operating divisions:

•

Renaissance Health Systems, Inc.

•

Quantum Innovations, Inc.

•

Quantum Medical Support Services, Inc.

The core of our Company is the 3,000+ Medicare Advantage patients and 2,000+ healthcare providers affiliated with Renaissance Health Systems, Inc. (“RHS”), a wholly owned subsidiary of The Quantum Group, Inc. These providers care for the patient lives assigned to us by the payers we are contracted with. Since launching recruitment efforts in January 2005, RHS has established 29 county-based delivery systems in Florida, also referred to as community health systems (“CHSs”), to coordinate patient care. The Company plans to continue a measured rollout of additional CHSs to eventually encompass all 67 Florida counties. Each county must meet established

———————

1 Payer refers to entities other than the patient that finance or reimburse the cost of health services. In most cases, this term refers to insurance carriers, other third party payers, or health plan sponsors (employers, governmental agencies or unions).

2 HIPAA refers to the Health Insurance Portability and Accountability Act of 1996

criteria set forth by the Centers for Medicare and Medicaid Services (“CMS”) as to the number and type of healthcare providers required to meet certification as a complete delivery system. In a small county this may be as few as 31 providers, while in larger counties the minimum requirement averages 70+. Today, RHS averages 77 providers per county. Further, our model has been methodically designed with the ability to be replicated in other state and national systems.

Current highlights of the Company include, and are not limited to the following:

•

We have secured contracts with, and credentialed, approximately 2,000 healthcare providers in 29 Florida counties;

•

We have filed 18 provisional business process patents in support of PWeR with the United States Patent and Trademark Office for the chronologies that reflect and underscore the comprehensive approach of the Company to the healthcare industry;

•

We have negotiated full risk contracts with eight payers; five of which are Health Maintenance Organization (“HMO”) payers offering Medicare Advantage plans, for which we are currently providing services for the members of those plans;

•

We have the ability to offer management support services, including billing and collection and a variety of insurance and financial products specialized for physicians;

•

We expect to begin marketing additional services in 2009, including purchasing, medical staffing, payroll support, electronic medical records and other technology systems;

•

RHS will continue to expand its provider systems, by increasing the number of total healthcare providers participating to a goal of 2,500 by the end of 2009, developing a new CHS in each of the targeted counties of Florida; and

•

RHS expects to add additional payer contracts and expand its credentialing services to hospitals and other organizations.

Anticipated future growth highlights include, but are not limited to the following:

•

Expansion of RHS into other states;

•

Implementation of a commercial insurance program to manage additional lives; and

•

Rollout of the PWeR system nationally.

U.S. Healthcare Industry

Current healthcare spending in the United States accounts for 16% of the Nation’s gross domestic product (“GDP”).1 This represents an average of over $7,026 for each person in the United States.2 Healthcare has been the only net growth sector over the last 10 years as healthcare spending has risen from 13.6% (1997) of GDP to 16% (2006) while housing, food, technology, auto and defense have remained flat as a percentage of GDP.1;3

In its February 2008 report, CMS estimated that healthcare spending in the United States is projected to be above $2.2 trillion or approximately 16.3% of the GDP in 2007 and would grow to $4.3 trillion, or 19.5% of the GDP by 2017.4 In the United States, healthcare outlays have grown faster than the consumer price index. According to CMS, healthcare outlays are projected to grow at a rate of 6.7% annually between 2007 and 2017.4 The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued demand for prescription drugs and the aging baby boomer demographic.

———————

1 Centers for Medicare & Medicaid Services, Office of the Actuary, National Health Statistics Group. National Health Expenditures Aggregate, Per Capita Amounts, Percent Distribution, and Average Annual Percent Growth, by Source of Funds: Selected Calendar Years 1960-2006.

2 Centers for Medicare & Medicaid Services. National Health Expenditure Accounts 2006 Highlights.

3 Bureau of Economic Analysis. Table 1.5.5. Gross Domestic Product, Expanded Detail.

4 Centers for Medicare & Medicaid Services. National Health Expenditure Projections 2007-2017.

Our Business Model and Strategy

Renaissance Health Systems, Inc. (“RHS”) – Healthcare Provider Network

Our subsidiary, RHS, operates our network of healthcare providers and physician groups. Our network consists of a series of countywide networks (sometimes collectively referred to as our network), which we call community health systems (“CHSs”). RHS has established 29 county-based CHSs in Florida, with plans to continue a measured rollout of additional CHSs to eventually encompass all 67 Florida counties. We believe that each new CHS represents an opportunity for payers that are not marketing their plans in that county to expand their market by providing them ready-made or turnkey access to that county without substantial delay or start-up cost. The 29 counties in which RHS has established CHSs represent 86% of the Medicare eligible population in the state of Florida. We believe our large footprint has made us an even more attractive opportunity for each of the payers that have contracted with us, thus facilitating our growth in the number of our payers.

We contract with individual physicians and physician groups, as well as ancillary facilities, such as laboratories, pharmacies and diagnostic centers, among others. Under our contracts with our healthcare providers, our physicians and other providers are contractors rather than employees. We pay our primary care physicians capitated fees and when specialists or ancillary facilities are used by the covered patients, we pay a pre-negotiated fee, depending on the specialty or the kind of facility. In addition to acting as a revenue source for our network providers, we act as a liaison between our network providers and our payers contracted with us, thereby relieving the healthcare providers of many of the administrative burdens that are associated with managed care operations. Under our contracts, any participant in our network is eligible to provide medical services to the members/patients of any of our payers operating in the county in which the provider is located.

We believe the rapid growth of RHS affiliated providers is largely attributable to the access we bring to multiple payers through one single point of contact and one set of guidelines. Thus we streamline the administrative burden for providers customarily expended in negotiating contracts, processing claims and referrals and credentialing.

With the established core of providers in place, the payers we are contracted with assign the care of members/patients to us. Each of our HMO payers with Medicare Advantage plans we are contracted with earns a per member, per month fee from CMS. The monthly fee ranges greatly by age, sex, county and the medical condition of the patient. The HMO payer then pays a percentage of the CMS fee to RHS to manage the care of that patient. Most of our primary care providers receive a capitated fee on a monthly basis for each member/patient assigned to them by our payers we are contracted with. Specialists receive a negotiated rate based on the complexity of the patients they see on a fee-for-service basis. Further, all medical care and prescription drugs are paid from the monthly premiums received from CMS via our HMO payers we are contracted with. To the extent our medical benefits are less (in total) than the percentage of premium we receive, we make a gross profit. With a progressively higher patient membership, our finances become actuarially more predictable. By applying leading edge information technology and best practices to our providers we are also able to squeeze out waste and inefficiencies.

Renaissance Revenue Model

Example for representation purposes only

CMS/Medicare
CMS pays the HMO $900 per member/per month (PMPM)
HMO #1
HMO pays RHS $725 PMPM
Renaissance HEALTH SYSTEMS
DX
H
DR
RX
DME
DX Diagnostics
H Hospitals
DR Doctors/Providers
RX Prescriptions
DME Durable Medical Equipment

We are currently providing services for members of five HMO payers with Medicare Advantage plans, four of which we have assumed full financial risk. During fiscal 2009, we anticipate that we will assume full risk for a fifth HMO payer when the membership under our care reaches 300. Under a full risk contract, we are responsible for covering the direct costs of medical care for each covered patient, subject to a stop loss ceiling we negotiate with each payer; this limits our exposure to catastrophic claims from a single patient for the year of care once we incur a certain amount of cost. Once the limit is reached, we are no longer responsible for the expenses of medical care provided to that patient. The stop loss ceilings vary by payer. In general, we are charged a negotiated monthly rate that is deducted from the capitation we receive from the payer. The stop loss thresholds are between $40,000 and $150,000 for a single patient for any one calendar year.

RHS – Health Plan Relationship Structure

$
CMS (Medicare)
CMS pays the health plan per member
Health Plan #1
Health Plan #2
Health Plan #3
Health Plan #4
Health Plan #5
Each plan pays RHS per member
Renaissance HEALTH SYSTEMS
RHS pays each Provider based upon their fee structure (capitation or FFS)
DR.
DR.
DR.
DR.
DR.
DR.
DR.
DR.
DR.
DR.

Our model allows for contracts with many payers to leverage the continued growth of our network and the reduction of cost for a payer to utilize our delivery system. The terms of our active contracts require that we establish and maintain a CHS in specified Florida counties. The contracts vary by the type of delivery system, the capitation setups and membership criteria. We intend to enter into additional payer agreements, which generally will be for a one year term and subject to annual negotiation of rates, covered benefits and other terms and conditions. Payer agreements are often negotiated and executed in arrears.

The direct medical costs for which we are responsible are a combination of actual medical costs incurred by the payer plus a reserve for future medical costs incurred but not reported, which is referred to as expenses incurred but not recorded (IBNR). Pursuant to our payer contracts, we receive a monthly dollar amount for each patient who chooses one of our contracted healthcare providers as his or her primary care physician. This is known as a capitated fee. The capitated fee that we receive is a fixed fee, based on a percentage of the premium that the payer receives. The percentage negotiated is different with each payer, and the fee we collect further varies, depending on the age, health profile and other factors relevant to each specific patient. If a patient sees a specialist or receives services at an ancillary service facility, in general we pay a pre-negotiated fee, based on a percentage of Medicare’s allowable rate.

There is a built-in time delay between execution of a contract and our ability to earn revenues under Medicare Advantage payer contracts, and further before we begin to see actual cash distributions. A Medicare-Advantage payer contract generally will not generate revenues until we have a county-specific, CMS-compliant, complete network of healthcare providers that is ready to provide comprehensive medical care to the Medicare Advantage patients, the payer has received CMS certification to operate in specific counties with our network of providers, and patients have enrolled in the payer’s health plan and selected healthcare providers in our network. This start to the revenue cycle can take up to twenty-four months. Our “window of opportunity” for contracts to begin to generate revenues, which is between January 1st and March 31st of each calendar year, generally coincides with the open enrollment period under a managed care plan operated under the Medicare Advantage program.

Part of our responsibility under our current payer contracts is to certify physician credentials. Our credentialing department commenced operations in September 2005. Credentialing is part of the underwriting process that the healthcare provider undergoes to participate in our network and is required by the Medicare Advantage program. We must comply with all regulatory requirements and strict guidelines to which some payers are subject under the rules and regulations of the Florida Agency for Health Care Administration (AHCA) and CMS. RHS uses National Committee for Quality Assurance (NCQA) compliant systems, procedures and software to manage this process. We have also established a Medical Credentialing Committee (peer review) for the purpose of making recommendations to approve or deny physician participation in our network. The Medical Credentialing Committee is made up of practicing healthcare providers with participation by licensed Florida physicians. Payers perform periodic routine audits in accordance with their internal schedule to ensure our compliance.

By contrast, when a physician contracts directly with several payers, each payer has its own, unique credentialing process with which the provider must comply. By participating in our network, the physician only has to complete one credentialing application and undergo one credentialing process regardless of how many payers he or she participates in through our network. By performing the credentialing through RHS, we have the ability to expedite and control the processing time when the payer submits a specific county to CMS for approval. In addition, it enables us to add providers without the payer involvement.

Quantum Innovations, Inc. (“QI”) – Technology Solutions

Our subsidiary, QI, develops technology driven management support services for the healthcare industry. We view technology as the most effective tool our Company has to manage our model and to achieve profitable growth. We also believe that technology will also accelerate our transactions with our payers we are contracted with, patients and affiliated providers, which we believe will yield increased efficiency, quality and financial gains. Once proven internally, we believe that these same automated technological processes can be leveraged by the healthcare industry at large.

We are innovating new technology – we have filed 18 provisional patents in fiscal 2008. We have developed and launched PWeR in less than a year. This state of the art platform integrates the most fundamental functions of healthcare into one Web-based, open, patient-centric and designed service. Electronic medical records (“EMRs”), personal health records (“PHRs”), scheduling, billing, e-prescriptions, e-labs, disease management and practice management are all integrated with the synchronization of a supply chain. PWeR marks a new generation in healthcare information management as complete and comprehensive patient records are accessible via the Web in one location and is accessible by each of the providers (physicians, hospitals, clinics, etc.) assigned to deliver care to that patient. A patient’s records follow him or her from physician to physician and country to country. We believe this transition will reduce duplicative, unnecessary and inefficient costs and procedures and will result in the improved quality of patient care. We believe this is to be critical to our success as a business enterprise.

The healthcare industry is highly fragmented, and the technology solutions the industry has seen to date have worked to tackle isolated challenges. PWeR is different as it integrates all of these applications into one complete, patient-centric, Web-based system. Our Company believes that the reasons many of the EMR systems on the market today are experiencing difficulty gaining acceptance and traction are four-fold: the EMRs are (i) software programs (applications) that are very expensive to install and maintain; (ii) difficult to implement and have proven to be disruptive to practice workflows; (iii) provider-centric; and (iv) lack interoperability, meaning they do not communicate with each other.

In December 2008, our Company entered into a multi-year services agreement with IBM to provide for the Web hosting of PWeR. This agreement places IBM as a cornerstone of the information management, storage, security and privacy of the platform. We believe that IBM’s Web hosting enables the most advanced scalable platform for growth into national and international arenas while providing the richness of features, access and security demanded by the healthcare industry. We believe that PWeR is a total solution that connects the physicians, hospitals, clinics, payers and even the patient, into a dynamic, low cost, user-friendly and intelligent system.

By leveraging successful processes and technologies field tested in other industries, we have a unique model of fast to market with low risk and predictable costs.

In return, we produce three revenue streams for the Company:

1.

Licensing of our patent pending technology as a service to physicians, consumers, clinics and hospitals, will provide a valuable platform that will both generate revenues and optimize our financial relationship with our partners;

2.

Knowledge derived from the aggregation and analysis of electronic clinical records and financial transactions in an encrypted manner as required by HIPAA; and

3.

Licensing of intellectual capital protected by our patent portfolio.

These three lines are consistent with the successful models for the innovation economy: services, knowledge and intellectual capital.

Through our beta test launch of PWeR in July 2008, we have created a tremendous amount of interest from physicians, clinics, health departments and legislators looking for solid proof of electronic community-based systems for healthcare. The launch of PWeR at a non-profit, free clinic confirmed the viability of Web-based, interactive, secure and HIPAA compliant services that even part-time, volunteer physicians use and value.

Elements of the system include:

•

EMRs

•

PHRs

•

Practice Management

•

Disease Management

•

Reporting and Analytics

•

Transcription

•

Scheduling

•

Messaging

•

Billing

•

Picture Archiving and Communications System (PACS)

•

e-Labs

•

e-Rx

PWeR is marketed through QMed Solutions, Inc., a subsidiary of Quantum Medical Support Services, Inc.

Quantum Medical Support Services, Inc. (“QMSS”) – Support Services

QMSS will provide management support services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups and other providers of medical services. QMSS further acts as the sales and marketing entity for products developed by Quantum Innovations.

Our subsidiary, QMed Billing, Inc. (“QMB”), will offer medical billing and collection services to healthcare providers and hospitals. We plan to seek potential acquisitions of medical billing companies to complete certain portions of our strategic plan.

QMB services will include:

•

Electronically processing physician-prepared medical claims;

•

Electronically forwarding the claim to the appropriate payer (insurance, government, private);

•

Recording collections from all sources and preparing accounts receivable reports for the physician;

•

Preparing encounter reports, i.e., the record of each service received or performed for a patient to CMS;

•

Invoicing for patient portion of charges;

•

Collecting fees;

•

Following up on denials and re-filing of claims;

•

Interfacing with payers regarding claim issues;

•

Advising healthcare providers as to coding requirements and regulation/rate changes;

•

Providing an audit trail for physician PWeR users;

•

EMR/Billing solution; and

•

Providing accumulation and preparation of data for CMS’s Physician Quality Reporting Initiative (PQRI) and other significant reports to the physician.

In August 2007, we began offering insurance products to healthcare providers on a commission basis through The Quantum Agency, Inc. Although this portion of our business does not yet represent a significant source of revenues, we are in the early stages of building a suite of support services and products that we intend to make available to healthcare providers on an a la carte basis in the future, and our insurance products will be included in the mix of such services and products.

QMed Web, Inc. also provides in-house Web services for use in developing and maintaining Web sites for use by RHS, Quantum and several county medical associations.

Future Services

Renaissance Administrative Solutions, Inc. (“RASI”)

In conjunction with the services provided to our payers, RASI will provide claims processing services for payers who have specifically contracted this service during fiscal 2009. RASI is a third party administrator (“TPA”) that serves payers with a claims administration program that expedites payment to healthcare providers. On November 21, 2008, RASI received its approval and a Certificate of Authority from the State of Florida to become a TPA. A TPA provides an outsourced solution to companies providing insurance. While the risk of loss remains with the company providing the insurance, the TPA offers the capability to administer the claims process including claims administration, premium collection, enrollment and other administrative activities. Traditionally, a TPA is contracted by a health insurer or self-insuring companies to administer services. RASI enables organizations to manage risk, increase efficiencies, and control health benefits costs, while allowing patients within their plans to have access to better quality, more cost effective, healthcare. RASI is currently in the process of applying for accreditation from URAC, a Washington, D.C. based healthcare accrediting organization that establishes quality standards for the healthcare industry.

Sales and Marketing Strategy

Our marketing strategy focuses on two areas. Initially, we market to healthcare providers to encourage them to join our provider network and to treat the members of our payer clients. This marketing is performed by our team of Provider Specialists, in person or through direct mail advertising, trade show participation and referrals from existing providers. We also market our management support services to providers with specialized employees as well as commission-based individuals. We currently market our management support services primarily to existing providers within our networks, both in person and through general advertising and direct mail.

Competition

The healthcare services industry is highly fragmented. It consists primarily of:

•

Larger systems integration firms, including the consulting divisions of the international accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as a specialty area;

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

•

Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

•

Boutique firms that offer a limited number of specialized services or which service a particular geographic market.

As a result, we face competitors that vary in type, size and sophistication. We encounter competition from large publicly traded Management Services Organizations (MSOs), e.g., Metropolitan Health Networks, Inc. and Continucare Corporation, which collectively provide approximately $500 million in medical services to three HMO clients in South and Central Florida every year. There are also a number of small and private organizations providing similar type of HMO support services. We face substantial competition from numerous support organizations that market medical billing and collection services and insurance products, as well as an array of other services we intend to provide to physicians in the foreseeable future.

Even in this competitive environment, we believe that our business model of building CHSs to facilitate a cost effective expansion opportunity to our contracted payers in 29 counties gives us an advantage over larger, more geographically-limited competitors. Payers find our Company to be of great value as our established CHSs provide the opportunity to quickly, and with lower cost, expand into new counties or enhance their existing network of physicians currently caring for their patients. Additional services of benefit to the payer includes our experienced Patient Care Team which closely monitors the treatment and care of patients to ensure effectiveness and efficiency and will provide for the best outcome.

Helping the physicians with their administrative and support services gives us an opportunity to attract physicians to our CHSs and to establish stronger relationships with these physicians going forward. We also believe that our focus on using an integrated technology solution to reduce costs and improve patient care will be a strategic advantage, making us more competitive in our industry.

Government Regulation

Our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels.

The laws of many states prohibit business corporations from practicing medicine and employing healthcare providers to practice medicine. In Florida, non-licensed persons or entities are prohibited from engaging in the practice of medicine directly. However, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed healthcare providers to practice medicine so long as such entity does not interfere with the physician’s exercise of independent medical judgment in the treatment of patients. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation.

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

Certain provisions of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. On its face, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Violation of the Anti-Kickback Statute is a felony, punishable by significant fines and/or imprisonment. In addition, the U.S. Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) expands the U.S. Government’s resources to combat healthcare fraud, creates several new criminal healthcare offenses, and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the Anti-Kickback Statute. HIPAA is a relatively young statute, and the case law construing HIPAA is continuing to develop. Therefore, it is impossible to fully predict the impact of the law on our operations.

Congress, in the Omnibus Budget Reconciliation Act of 1993, enacted significant prohibitions against physician referrals. These prohibitions, commonly known as “Stark II,” amended prior physician self-referral legislation known as “Stark I” by dramatically enlarging the field of physician owned or physician interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions including a group practice exception, a physician from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician or immediate family member has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The designated health services include clinical laboratory services, radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.” The Stark legislation is broad and ambiguous. Interpretive regulations clarifying the provisions of Stark II have not been issued.

Florida also has enacted similar self-referral laws. The Florida Patient Self Referral Act of 1992 severely restricts patient referrals for certain services by healthcare providers with ownership or investment interests, requires disclosure of physician ownership in businesses to which patients are referred and places other regulations on healthcare providers.

Employees

As of January 30, 2009, we have 57 full-time and 3 part-time employees. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our employee relations to be good.

Item 1A.

Risk Factors

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the risk factors specified in Item 503(c) of Regulation S-K.

Item 1B.

Unresolved Staff Comments

None

Item 2.

Properties

The following table lists our facilities:

Property Location	Purpose	Monthly Rent and Term	Size
Wellington, Florida	Executive Offices	$17,137	10,600 sq. feet
		June 2014
Miami, Florida	Corporate offices to	$6,800	3,029 sq. feet
	support Renaissance operations	April 2013

Item 3.

Legal Proceedings

The Company may, from time to time, be involved in various legal matters arising out of its operations in the normal cause of business, none of which are expected, individually or in the aggregate, to have a material effect on the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on August 1, 2008. At the meeting, the shareholders reelected Noel J. Guillama, Donald B. Cohen, Susan Darby Guillama, Jose de la Torre, Alberto G. Del Valle, Lawrence B. Fisher and Gregg M. Steinberg as directors to hold office until the next annual meeting of shareholders or until their successors are duly elected. A summary of votes cast follows below:

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

Shareholders also voted to ratify the appointment of Daszkal Bolton LLP as the Company’s independent registered public accounting firm for the year ended October 31, 2008, with 4,410,800 votes for, 6,500 votes against, and 3,719 abstentions.

Finally, the shareholders approved the 2007 Equity Incentive Plan with 1,390,860 votes for, 49,266 votes against, and 54,565 abstentions.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Units of our securities (each unit consisting of three shares of common stock, two non-callable Class A warrants and two non-callable Class B warrants) commenced public trading on the NYSE Alternext US (formerly the American Stock Exchange) on December 13, 2007, and, subsequently on January 14, 2008, were broken into individual components which components are now trading on the NYSE Alternext US (successor entity to AMEX) under the symbols QGP, QGP.WS.A, and QGP.WS.B, respectively. Prior to that date, our common stock was quoted on the Over-The-Counter Bulletin Board (OTCBB) under the symbol QNTM.

The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits affected by us.

Quarter	High	Low
Year Ended October 31, 2007
1st Quarter 2007	$15.00	$4.25
2nd Quarter 2007	$5.00	$2.00
3rd Quarter 2007	$7.25	$4.00
4th Quarter 2007	$7.25	$4.50

Year Ended October 31, 2008
1st Quarter 2008	$6.00	$1.80
2nd Quarter 2008	$2.70	$1.70
3rd Quarter 2008	$2.70	$1.15
4th Quarter 2008	$1.60	$0.38

Year Ended October 31, 2009
1st Quarter 2009	$1.75	$0.28

The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Holders

We had approximately 1,184 holders of record of our common stock as of October 31, 2008.

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

Transfer Agent

Fidelity Transfer Company of Salt Lake City, Utah is our transfer agent.

Recent Sales of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Appropriate legends were affixed to the certificates representing the securities issued. Proceeds from the sales of these securities were used for general working capital purposes of the Company. During the last fiscal quarter, we issued:

•

55,493 shares of common stock to our employees as compensation for their services; and

•

120,441 shares of common stock to consultants as compensation for their services.

In addition, in January 2009, we executed several promissory notes for the purposes of obtaining working capital to maintain our operations. Refer to Items 7 and 13 of this Annual Report for detailed discussions of those transactions.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data in Item 301 of Regulation S-K.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The discussion in this section regarding our business and operations includes “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward looking statements. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors.

As a Healthcare Services Organization (HSO) we provide business process solutions to the healthcare industry, which include support services and leading-edge technology. We coordinate the care of patients on behalf of the payers that have contracted with us, through the utilization of our network of independent physicians and other healthcare providers, and our own technology systems. Our primary stream of revenue flows from the monthly premiums received for assuming full risk management of these patients. We currently have contracts with payers for two types of insurance products, Medicare and Medicaid. We are expanding our services to include commercial and universal insurance products. We have negotiated full risk contracts with eight payers; five of which are Health Maintenance Organization (“HMO”) payers offering Medicare Advantage plans, for which we are currently providing services for the members of those plans. We expect to add additional payer contracts.

Our model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. To accomplish the connectivity required for these communications, we have developed software technology to better manage our core business. We have an enterprise platform that includes multiple applications used by provider offices or hospitals. The platform, known as PWeR™ (Personal Wellness electronic Record) is patient-centric and capable of receiving patient information from multiple sources. We have engaged IBM to host our system and have filed 18 provisioal business process patents in support of PWeR. PWeR is a low cost, multi-application and simple to use software system written as Web-based, open architecture and is software as a service (SAAS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels.

We will also provide other services and products to healthcare providers in and outside of its network. These services include medical billing and collection, purchasing, medical staffing, payroll support, technology and insurance products. These services are designed to reduce administrative time and expense from the physician’s practice and increase their revenue collection rate. In the future, we expect to leverage our relationships with our healthcare providers to cross-market these support services and the benefits of participation in our network. We expect to begin marketing additional services in 2009.

The core of our Company is the 3,000+ Medicare Advantage patients and 2,000+ healthcare providers affiliated with Renaissance Health Systems, Inc. (“RHS”), a Quantum wholly owned subsidiary. Since launching recruitment efforts in January 2005, RHS has established 29 county-based community health systems (“CHSs”) in Florida. RHS will continue to expand its provider systems, by increasing the number of total healthcare providers participating to a goal of 2,500 by the end of 2009. We plan to continue a measured rollout of additional CHSs to eventually encompass all 67 Florida counties. Each county must meet established criteria set forth by the Centers for Medicare and Medicaid Services (“CMS”) as to the number and type of healthcare providers required to meet certification as a complete delivery system. In a small county this may be as few as 31 providers, while in larger counties the minimum requirement averages 70+. Today RHS averages 77 providers per county. Further, our model has been methodically designed with the ability to be replicated in other state and national systems.

Upon completion of a CHS, RHS is able to market the delivery system to a payer. RHS has established eight payer contracts. We anticipate continued growth of these contracts in both quantity and scope of service. RHS is assigned patients by each payer or by physicians, or through direct marketing efforts of the payer. Beginning in January 2007 with 300 patients, RHS has grown to about 3,500 patients in January 2009. We expect that we will reach 5,000 patient lives under management by the end of the 2009 calendar year.

These patients are cared for initially by our 375+ primary care physicians (“PCPs”). Some of the PCP’s have as many as 400 patients.

Once CMS-compliant, we then make our countywide CHS network of healthcare providers (provider systems) available to health insurance plans with whom we contract on a non-exclusive basis. Our network participants, whether physicians, physician groups or other healthcare providers, are eligible to treat members/patients of all of our payers which we are contracted with and can do so without going through separate admission processes (negotiating, contracting, credentialing) with the various plans.

We believe that the healthcare industry presents a strong need for better quality and productivity. By virtue of these relationships, we relieve the healthcare providers and the payers of substantial administrative and repetitive burdens generally associated with the operations of a managed care enterprise and with the verification of medical credentials (credentialing) of healthcare providers that desire to participate in the managed care plans of the health insurance plans/payers, as required by CMS regulations.

We believe that the value enhancing solutions it brings to the payers is in these established CHSs by providing the opportunity to quickly, and with lower cost, expand and operate into new counties in the state of Florida and other states or enhance an existing network of physicians currently caring for their patients. Additional services of benefit to the payers include our experienced Patient Care Team which closely monitors the treatment and care of patients to ensure efficiency, effectiveness and overall quality of patient care.

We are also implementing and leveraging cutting-edge technology as the Company has recognized business process challenges in the management of our patient lives, specifically in coordinating the communications of and interactions with each of the three key hubs (providers, payers and hospitals). The lack of automation in this industry is exemplified by the fact that most transactions are still being conducted by phone, paper or fax. In response to this industry-wide challenge, we licensed and developed the various applications of PWeR™ (Personal Wellness electronic Record), which has been designed to fill a gap in the healthcare industry’s ability to communicate, share information, and make more informed treatment decisions. PWeR is a patient-centric ERP system. ERP stands for Enterprise Resource Planning and is a way of integrating the data and processes of an organization into one single system. Usually ERP systems will have many components, including hardware and software to achieve integration. Most use a unified database to store data for various functions found throughout the organization.

PWeR is unique to this industry as it is a Web-based platform that stores a patient’s medical records from multiple sources, therefore providing the patient with a comprehensive personal health record (PHR). PWeR utilizes middleware architecture to serve as the platform for more than 24 software applications which have been integrated or developed. PWeR is designed to interface with electronic medical records (“EMRs”) or practice management software and is the first system to integrate the data from a patient’s EMR into a comprehensive disease management program, all within the same platform. As a result of the construction and capabilities of PWeR, it will serve as a low cost technology solution to all participants in the healthcare process.

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

We have filed 18 provisional patents with the United States Patent and Trademark Office, which support technology that is intended to enhance the capabilities of PWeR. The provisional patents include the improvement of prescription accuracy; real-time updates of patient records; streamlined inventory management of supplies within a healthcare provider’s facility; and customized interfaces with the PWeR platform for each user to provide for a more efficient and productive experience.

PWeR was launched as a beta test in July 2008 at the largest free clinic in Palm Beach County, Florida, the Caridad Center. Over 140 healthcare providers volunteer their services at the Clinic and now have exposure to and interaction with PWeR. We anticipate expanding the deployment of PWeR to our network of healthcare providers and foresee expansion of the platform to a wider geographical market. Quantum has secured exclusive worldwide distribution for the PWeR system.

We believe that our network of 2,000+ healthcare providers, multiple payers we are contracted with and our technology platform, places us in the position of being the primary interface between the aforementioned three hubs and affords us the opportunity of becoming the preferred management service provider of administrative, practice management and ancillary services to healthcare providers that participate in our network as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals.

Affiliated providers have access to the various management support services we offer that are customized specifically for healthcare providers, payers, healthcare facilities and physician associations that enable them to decrease their operating costs and increase efficiency and productivity. Additionally, these management support services are available to all healthcare providers, whether or not they are part of our network, which further extends our ability to leverage our relationships with healthcare providers to cross-market our management support services and the benefits of participation in our network.

We maintain a corporate office in Wellington, Florida that houses operational personnel, as well as accounting, marketing and other support staff. Occasionally, we have engaged consultants to assist on a specific project, or for a short-time period. Office space rent, supplies, other general costs and depreciation expense related to office furniture and equipment costs are also included in general and administrative costs.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our consolidated financial statements the transactions of the billing companies that have been operating under management agreements under which we have taken on the profit and loss risk, thru December 31, 2007, the date of the termination of the management agreement.

Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal 2008 and determined that the goodwill was not impaired. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.

Medicare Considerations

Substantially all of our provider systems revenues from continuing operations are based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through healthcare reform generally. Any changes that would limit, reduce, or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

Revenue Recognition

Under our full risk contracts with payers, we receive a percentage of premium or other capitated fee for each patient who chooses one of our network physicians as his or her primary care physician. Revenues under these agreements are generally recorded in the period we are responsible to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the payers based on the updated health status of participants and demographic factors. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the payer.

Under our full risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenues under a contract may be insufficient to cover the costs of care provided. We are covered by stop loss insurance policies and programs that limit our maximum risk exposure for each of our patients. No contracts were considered to be loss contracts at October 31, 2008, because we have the right to terminate unprofitable physicians under our managed care contracts.

The majority of our revenues from management support services are generated by the medical billing and collection services company. We receive a contractual fee based on the total claim reimbursement received by the billing company’s clients. Currently we do not have any active management contracts.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred but not reported (“IBNR”) in the period. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of October 31, 2008, the balance of IBNR allowance is $2,696,838. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

Normally, IBNR claims are estimated using historical claims patterns, current enrollment trends, member utilization patterns, timeliness of claims submissions, estimates provided by payers and other factors. However, we have a limited amount of history on which to base our estimated IBNR allowance. Therefore, we are currently using an approximation based on industry experience primarily based on historical claims incurred per member per month. We adjust our estimate if we have unusually high or low utilization or if benefit changes provided under the payer plans are expected to significantly increase or reduce our claims exposure. We also adjust our estimate for differences between the estimated claims expense that are recorded in prior months and the actual claims expense as claims are paid by the payer and reported to us.

Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards No. 5 (SFAS No. 5), Accounting for Contingencies, we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the year ended October 31, 2008, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at October 31, 2008. We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

Share-Based Payment

Effective November 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (SFAS No. 123(R)), Share-Based Payment, which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. Consistent with our practices prior to adopting SFAS No. 123(R), we have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model and the expense for option awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Pending Adoption of Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We will adopt SFAS No. 157 on November 1, 2009, at which time we do not expect its adoption to have a material effect on our consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards SFAS No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on November 1, 2009, at which time we do not expect its adoption to have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

We were a development stage company through July 31, 2006, and began to report revenues from our operations in the third quarter of fiscal 2006. Since our inception, we have funded our business primarily through sales of our equity and debt securities. As of October 31, 2008, we have incurred a net loss from operations of more than $19.7 million and an accumulated deficit of more than $38.3 million.

As of October 31, 2008, our principal sources of liquidity were cash and cash equivalents of approximately $1,502,800, which was available as a result of a secondary public offering effective December 13, 2007, in which we sold 1,200,000 units of our securities at $11.00 per unit, or gross proceeds of $13,200,000. The units traded as a single security until separation on the 30th day or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A, seven year, non-callable warrants, and two Class B, seven year, non-callable warrants; with each warrant entitled to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00 per share. After expenses of $1,089,000 ($759,000 representing the underwriting discount of 5.75%, and $330,000 representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000. Additional expenses incurred in connection with completion of the offering totaled $614,456. Additionally, under the terms of certain lockup agreements between the Company and certain of its convertible debt holders from private placements of the Company’s securities in August 2006 through March 2007, we were required to pay a recurring fee to such debt holders who converted their convertible debt into units of unregistered securities of the Company sold in the December 2007 secondary public offering.  The conversion fee was to be paid by the Company quarterly at a rate of 1% per month of the principal amount of the convertible debt plus accrued interest.  To date, the Company has paid the first two quarterly payments for March and June, 2008, with the remaining $327,316 unpaid and outstanding to date, of which $327,316 is past due and owing to the investors.

We had a working capital deficit at October 31, 2008 of $3,395,109 as compared to a working capital deficit of $8,965,631 at October 31, 2007, which represents a decrease of $5,570,522. The decrease in the working capital deficit is due to the proceeds of the secondary public offering as detailed above.

We have been dependent upon private capital to meet our short and long-term cash needs. Depending on a number of variables including sale of our PWeR system and growth in patients under management we could continue to experience negative cash flow from operating activities through at least the next 12 months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We also may need to raise additional financing if our business strategy is not successful, we do not achieve positive cash flow from operating activities, and/or we acquire one or more companies, technologies or assets. During the first quarter of fiscal 2009, we raised $521,250 by issuing promissory notes to our officers, directors and shareholders to meet immediate operational needs of our Company. The terms of these notes are described in detail under Item 13 of this report. We believe that these proceeds along with our working capital resources are adequate to finance our operations through the end of February 2009, but we will need to engage in capital-raising transactions in 2009 or we will need to significantly modify our business plan in order to sustain our operations. If we do not obtain additional funding prior to or during March 2009, we may substantially curtail or cease our operations all together. Any future, additional, capital will likely result in dilution to our current shareholders, which may be substantial. We cannot assure that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us.

Our development plan includes the identification of and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive healthcare management support services. We expect to secure financing for any such acquisition by obtaining additional financing from outside lenders.

In February 2008, Quantum Medical Technologies, Inc., entered into an agreement with Net.Orange, Inc., a software development company. Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection, archiving and storage, and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, Web-based information system to include our network of over 2,000 healthcare providers as well as the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes an annual fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to its healthcare software system for a monthly fee of $50,000. Net.Orange has completed the Disease Management Module and is now developing specific disease models, completing enhancements to the EMR system, and is continuing to develop additional functionalities within the PWeR environment. In July of 2008, PWeR was launched as a beta test at the Caridad Center, the largest free clinic in Palm Beach County, Florida. By implementing PWeR at the Caridad Center, we have provided exposure and interaction of PWeR to over 140 healthcare providers who volunteer their services at the Clinic. We are expanding the deployment of PWeR to our network of healthcare providers and expanding the platform to the national market. Quantum has secured exclusive worldwide distribution for the PWeR system.

Financing Activities

Net cash of $9,152,814 was provided by financing activities for the year ended October 31, 2008, compared to $3,862,983 for the year ended October 31, 2007. We received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,520,395 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

Operating Activities

Net cash of $7,328,864 was used in operating activities for the year ended October 31, 2008, compared to $3,323,601 for the year ended October 31, 2007. The increase of $4,005,263 was primarily due to an increase in travel and marketing in our continued efforts to expand our current operations. We also had the amortization of the costs related to various private placements with securities including secured convertible debentures with beneficial conversion features.

Investing Activities

Net cash of $851,810 was used for investing activities for the year ended October 31, 2008, compared to $40,739 for the year ended October 31, 2007. Net cash for investing activities primarily relates to the purchase of furniture and equipment due to the expansion of our corporate office and additional office space for our Miami, Florida operations.

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

Restatement of Financial Statements

Fiscal 2007

The Company has restated its consolidated financial statements for fiscal 2007 (the “Restatement”), and certain disclosures in notes to the consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the original report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the payer’s notification to the Company that it had reported to a regulatory agency that the Company was not at risk during the year ended October 31, 2007, which was contrary to information provided to the Company. The full risk transactions related to the payer in question have been reversed and the correct not-at-risk revenue and expenses have been recorded for the fiscal period in question. The table below illustrates the individual account/line items affected by the restatement.

	For the Year Ended October 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet
Due to HMOs	$344,991	$272,518
Total current liabilities	10,325,541	10,253,068
Total liabilities	11,022,109	10,949,636
Additional paid in capital	9,358,275	10,127,636
Accumulated deficit	(18,670,109)	(19,366,997)
Total shareholders’ deficit	(9,398,820)	(9,326,347)

Consolidated Statement of Operations
Provider systems - revenue	$2,478.581	$2,781,126
Provider systems - direct costs	2,796,820	3,026,891
Gross profit	172,059	244,532
Loss from operations	(5,585,093)	(5,512,620)
Amortization of debt discount	3,061,016	3,830,377
Total non-operating expenses	4,978,119	5,747,480
Loss before income tax provision	(10,563,212)	(11,260,100)
Net loss	(10,563,212)	(11,260,100)
Basic and diluted (loss) per common share	(6.14)	(6.55)

Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	$3,061,016	$3,830,377
Increase in due to HMOs	344,991	272,518

Results of Operations

Fiscal year ended October 31, 2008 as compared to October 31, 2007 ( restated)

The following table presents the revenues and direct costs for the years ended October 31, 2008 and 2007. These items are discussed in detail following the table.

	For the Years Ended October31,
	2008	2007
		(restated)
Revenue
Provider systems	$16,229,715	$2,478,581
Management support services	309,419	1,784,014
	16,539,134	4,262,595
Direct Costs
Provider systems	18,586,158	2,796,820
Management support services	215,249	1,293,717
	18,801,407	4,090,537
Gross Profit	$(2,262,273)	$172,058

Revenue

Total revenue for the year ended October 31, 2008 increased by $12,276,539, or 288%, compared to the year ended October 31, 2007. The increase in revenue for fiscal 2008 is a direct result of active contracts with five HMO payers. Provider systems revenue of $16,229,715 accounted for 98.1% of our total revenue in fiscal 2008 as compared to provider systems revenue of $2,478,581, representing 58.1% of our total revenue in fiscal 2007. Management support services revenue represents 1.9% of our total revenue, which decreased by $1,474,595 from fiscal 2007 to fiscal 2008. This decrease was due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

Provider systems revenue growth is dependent on the number of new members/patients that enroll in the payer plans and are assigned to our healthcare providers. Although growth has been steady through fiscal 2008, additional growth has been limited by the fact that members cannot change payer networks freely due to the statutory restrictions governing the Medicare Advantage plans. During the open enrollment period commencing on November 15, 2007 through March 31, 2008, we experienced 5% growth in the number of participating providers and 99% growth in members. We expect that the growth in the management support services revenue will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses, and joint ventures. As we develop our sales and marketing capabilities, we expect that growth in management support services revenue will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs for year ended October 31, 2008 increased $14,710,870 compared to the year ended October 31, 2007. Provider system costs increased $15,789,338 from fiscal 2007. Management support services costs decreased by $1,078,468 from the year ended October 31, 2007. Provider systems direct costs increased because we were responsible for approximately 21,630 additional patient months under our HMO payer contracts as of the end of the 2008 period as compared to the same period in 2007.

The direct costs amount for the year ended October 31, 2008, includes $17,411,182 of claims paid and reserved. During the year ended October 31, 2008, an additional $1,174,976 was paid for reinsurance to cover excessive medical costs (stop loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collection services companies that were under management contracts and which were incurred through December 2007.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the years ended October 31, 2008 and 2007. These items are discussed in detail following the table.

	For the Years Ended October 31,
	2008	2007
		(restated)
Operating expenses
Salaries and employee costs	$4,657,607	$2,765,578
Stock-based compensation	4,197,915	1,044,997
Occupancy	340,135	363,295
Depreciation and amortization	191,749	82,598
Other general and administrative expenses	3,061,840	1,500,683
Total operating expenses	$12,449,246	$5,757,152

Non-operating expenses
Amortization of debt discount	$3,687,229	$3,061,016
Amortization of financing costs	3,991,102	749,755
Late registration penalties	—	546,231
Gain on disposal	(312,465)	—
Interest and other expense	899,155	621,117
Total non-operating expenses	$8,265,021	$4,978,119

Operating expenses for the year ended October 31, 2008 increased $6,692,095 from fiscal 2007. Salaries and employee costs increased $1,892,029 due to compensation for additional employees and annual salary increases. Stock-based compensation increased by $3,152,918 primarily due to the granting of options related to the Amendment to Noel J. Guillama’s Executive Employment Agreement. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses increased by $1,561,157, which includes $873,159 in legal, consulting and costs incurred in relation to the 18 patents filed in fiscal 2008. Non-operating expenses increased $3,289,902, which is due to costs associated with the $3,241,347 increase in the amortization of financing costs.

Net Loss

Net loss for the years ended October 31, 2008 and 2007 was $19,720,260 and $10,563,212, respectively, representing an increase of $9,157,048 from fiscal 2007. The majority of the increase was attributed to costs related to the debt financing of $3,223,666 and the increase in personnel costs of $1,930,354. Net loss per share was $2.42 and $6.14 for the years ended October 31, 2008 and 2007.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

Item 8.

Financial Statements and Supplementary Data

Our financial statements are contained in pages F-3 to F-7, which appears at the end of this Annual Report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective.  An explanation of the deficiencies and proposed remedies is set forth below.

The Certifying Officers determined that the certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this Annual Report. Namely, the deficiencies related to the application of GAAP including the proper accounting under FASB 123(R). The Certifying Officers determined that the Company’s lack of formal control design structure to close financial statements to prepare for the annual audit constituted significant deficiencies as of the end of the same period.

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

As a result of these findings, the Company has determined that in order to remedy these control deficiencies it needs to hire in the immediate future additional accounting and finance personnel having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. No additional changes to the Company’s disclosure controls and procedures were needed in response to the deficiencies described above. The Company believes that the completion of these steps will allow it to conclude that its disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

In the interim, the Company’s Chief Financial Officer is and will continue to oversee accounting and financial reporting personnel and is consulting regularly with the Company’s auditors and the Audit Committee on all such matters.

On September 19, 2008, the Company filed its amended Annual Report on Form 10-KSB, Quarterly Report on Form 10-QSB with interim financial statements for the fiscal periods ended October 31, 2007, January 31, 2008 and April 30, 2008, respectively. The purpose of these restated filings was to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO’s notification to the Company that it had reported to a regulatory agency that the Company was not at risk. The at risk transactions related to the HMO in question were reversed and the correct not at risk revenue and expenses were recorded for the fiscal periods in question. At the time of its evaluations in connection with this Annual Report, the Company did not believe that the restatements were as a result of material weaknesses in the Company’s controls and disclosures. The Company reviewed its financial controls in light of these restatements and the isolated, non-recurring nature of the transactions that caused such restatements.. The Company intends to continue its reviews and updates of its controls procedures, as from time to time, it may deem so appropriate.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Certifying Officers, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment using these criteria, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of October 31, 2008.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our Board of Directors (the “Board”) and our executive officers as of January 30, 2009.

Name	Age	Positions
Noel J. Guillama (4)	49	Chairman of the Board, Chief Executive Officer and President
Donald B. Cohen (4)	55	Executive Vice President, Chief Financial Officer, Director
Susan Darby Guillama	48	Executive Vice President, Secretary, Chief Administrative Officer, Director
Jose de la Torre (2)(3)	65	Director
Alberto Del Valle, CPA (1)(4)	65	Director
Lawrence B. Fisher, Esquire (1)(3)	70	Director
Gregg M. Steinberg (2)(3)	46	Director

———————

(1)

Member of the Audit Committee

(2)

Member of the Compensation and Options Committee

(3)

Member of the Nominating and Governance Committee

(4)

Member of the Executive Committee

Our Board currently consists of seven members and four vacancies. It oversees our business affairs and monitors the performance of our management. Each director and executive officer holds office until his or her successor is duly elected and qualified, his or her resignation or he or she is removed in the manner provided by our Bylaws. All officers serve at the discretion of the Board and are elected annually at the annual meeting of our Board held after each annual meeting of shareholders. Our Board has determined that all directors, except for Noel J. Guillama, Donald B. Cohen and Susan Darby Guillama, are independent within the meaning under the federal securities laws and NYSE Alternext US Company Guide requirements.

All our officers devote their full-time attention to our business. Except for Noel and Susan Guillama, who are married, no director or executive officer is related to any other of our directors or executive officers, and there are no arrangements or understandings between a director and any other person that such person will be elected as a director.

Below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years.

Noel J. Guillama, Chairman of the Board, Chief Executive Officer and President. Mr. Guillama is a founder of The Quantum Group, Inc., and has been our Chairman, Chief Executive Officer and President since its inception. Prior to The Quantum Group, from January 1996 to February 2000, he was the Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. Mr. Guillama also serves as Director and/or Chairman of several private family-controlled businesses; including Tektonica, Inc. established in 1991, is a commercial/industrial construction company based in Tequesta, Florida; MedTonics, Inc., established in 1984, has been involved in a broad range of real estate development activities (recently focusing on development of medical projects); and Guillama, Inc., a shareholder of our Company, which holds passive investments in other companies. Mr. Guillama is also a director and treasurer of Florida International University Foundation, Inc., a direct support organization of Florida International University, a Florida public university. He also serves as a director of the Palm Beach County Community College Foundation and is a trustee of Palms West Hospital.

Donald B. Cohen, Executive Vice President, Treasurer, Chief Financial Officer, Director. Mr. Cohen is a co-founder of Quantum. He has served as a director and our Vice President, Chief Financial Officer since inception. Prior to joining Quantum, from April 2001 through January 2002, he served as Chief Financial Officer of I-Titan Communications Network, Inc., a technology design and manufacturer. Mr. Cohen holds a Bachelor of Science degree from California State University, Northridge and is licensed as a Certified Public Accountant in the state of California.

Susan Darby Guillama, Executive Vice President, Secretary, Chief Administrative Officer, Director. Mrs. Guillama is also a co-founder of Quantum and has been a director, Vice President and Chief Administrative Officer since April 2003, before which she had been an outside consultant with Quantum. Mrs. Guillama is on the Board of Directors of Junior Achievement of the Palm Beaches and has recently been elected Secretary of the Palm Beach County Homeless Advisory Board. Mrs. Guillama holds a Bachelor of Arts degree in communication from the University of South Florida.

Jose de la Torre, Director. Dr. de la Torre joined our Board in June 2007. Dr. de la Torre currently serves as Director and Chairman of the Compensation Committee of Mphasis Corp., a public company listed on the Indian Stock Exchange. Since March 2008, Dr. de la Torre has also served on the Board of Directors as a member of the Directors’ Loan Committee and Executive Committee for Espirito Santo Bank (US) in Miami, Florida. Dr. de la Torre has served as Clinical Professor of the Department of Management and International Business at Florida International University in Miami since December 2007, where he is also the J.K. Batten Eminent Scholar in Strategy. Previously, he served as the Dean of the Alvah H. Chapman Jr. Graduate School of Business at Florida International University. He received his Doctorate degree from the Harvard Business School and has undergraduate degrees in aerospace engineering and business administration from the Pennsylvania State University.

Alberto Del Valle, Director. Mr. Del Valle joined our Board in June 2007. Since 1991, Mr. Del Valle has been an independent contractor specializing in small business advisory and financial services. In March 2007, he became an independent consultant for The Healthcare Acquisition Group, a company specializing in mergers and acquisitions of healthcare providers. Since May 2003, he has also been an independent consultant for Arle Compressor Systems Corp, a distributor of Ingersoll-Rand compressors and industrial equipment. Mr. Del Valle holds a Bachelor of Science degree in accounting from Louisiana State University and was a licensed Certified Public Accountant in the state of Florida from November 1972 to September 1991.

Lawrence B. Fisher, Director. Mr. Fisher joined our Board in June 2007. Mr. Fisher is a securities law practitioner with over 35 years experience. From 1995 through the time of his retirement in 2005, Mr. Fisher was a partner at the law firm of Orrick, Herrington & Sutcliffe LLP in New York. He has served on the Board of Directors of Financial Federal Corporation, a New York Stock Exchange listed financial services company, for the past 14 years, where he is also a member of its Executive Committee and Chairman of its Corporate Governance Committee. Mr. Fisher also has served on the Board of Directors of the National Bank of New York City, a privately owned commercial bank, for over 20 years. He is also a member of its Audit Committee. Mr. Fisher holds a Bachelor of Arts degree in political science from Columbia College and a Bachelor of Law (LLB) degree from Columbia Law School.

Gregg M. Steinberg, Director. Mr. Steinberg joined our Board in June 2007. Mr. Steinberg is President of International Profit Associates (IPA) and affiliated companies, a provider of various services to small and midsize businesses. He has been with IPA since 1992 and President since 1997. Mr. Steinberg holds a Bachelor of Science degree in business administration from the University of Arizona and a Masters degree in business administration from the Thunderbird School of Global Management.

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company or any of its subsidiaries.

To the best of our knowledge, no director, executive officer or affiliate of Quantum, owner of record or beneficially of more than 5% of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

There has been no material change in the procedures by which our shareholders may recommend to our Board nominees to the Board since such procedures have been adopted.

Board Committees

The Company has four standing committees: Audit, Compensation and Options, Nominating and Governance, and Executive. Each Board committee held at least one meeting during the last fiscal year. Each Committee has a written charter, a copy of which is available on our Web site at http://www.QuantumMD.com.

The Audit Committee selects the independent auditors and reviews the results and scope of the audit and other services provided by independent auditors. The Audit Committee also reviews and evaluates internal control functions and discusses with management and the Board such matters as accounting policies, internal accounting controls, and procedures for preparation of financial statements. In June 2007, the Board of Directors appointed Mr. Del Valle to chair the Audit Committee and as its financial expert, as such term is defined under Item 407(d)(5) of Regulation S. The Audit Committee currently consists of Mr. Del Valle and Mr. Fisher, both independent directors.

The Compensation and Options Committee makes recommendations to the Board concerning compensation for our executive officers, employees and consultants, recommendations to the Board concerning our non-cash compensation plans and administers the plans. The Compensation and Options Committee currently consists of Dr. de la Torre (Chairman) and Mr. Steinberg, both independent directors.

The Nominating and Governance Committee makes recommendations to the Board concerning nominations to the Board and development and review on an ongoing basis of the adequacy of our corporate governance. The Nominating and Governance Committee currently consists of Mr. Steinberg (Chairman), Dr. de la Torre and Mr. Fisher, all independent directors.

The Executive Committee may exercise all powers of the Board in the management of the business and affairs of our Company at any time when the Board is not in session. The Executive Committee is, however, subject to the specific directions of the Board and currently consists of Mr. Cohen, Mr. Del Valle, and Mr. Guillama. All actions of the Executive Committee require a unanimous vote.

Members of the Board discussed various business matters informally on numerous occasions throughout the year 2008. The Board held 12 meetings during 2008. Each director attended at least 75% of the total number of Board meetings and the committee meetings on which they served.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the U.S. Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by the U.S. Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, except for Noel J. Guillama, who did not file his Form 4 in a timely fashion, we believe that all such forms were timely filed as necessary by the executive officers, directors and security holders required to file during the year ended October 31, 2008.

Code of Ethics

We have adopted three Codes of Ethics that collectively cover all of our officers, directors, employees, consultants and independent contractors. One Code of Ethics is for employees in general, the second Code of Ethics is for all consulting and/or contracted positions, and the third Code of Ethics addresses senior officers, board members and accounting personnel. The first and second Codes of Ethics set our policies on inside information, conflicts of interest, trading of inside information, management and accounting ethics and compliance with all local, state and federal laws. The third Code of Ethics addresses special considerations for the handling of corporate financials and disclosure information. These codes may be viewed on our Web site at http://www/QuantumMD.com. The Company intends to satisfy its disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of our Code that applies to its principal executive, financial and accounting officers or persons performing similar functions by posting such information on its Web site at the Web site address set forth above.

These codes are designed to deter wrongdoing and to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the U.S. Securities and Exchange Commission and in other public communications made by us;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the codes to an appropriate person or persons identified in the codes; and

•

accountability for adherence to the codes.

Item 11.

Executive Compensation

Summary Compensation

The following table sets forth information required under applicable U.S. Securities and Exchange Commission rules about the compensation for the years ended October 31, 2008 and 2007 of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) all our other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and principal position	Year	Salary ($) (1) (2)	Bonus ($) (3) (4)	Stock awards ($)	Option awards ($) (5)	Nonequity incentive plan compen-sation ($)	Non- qualified deferred compen-sation earnings ($)	All other compen-sation ($) (6)	Total ($)
Noel J. Guillama Chairman and Chief Executive Officer (7)	2008	636,891	188,950	—	2,286,600	—	—	39,587	3,152,028
	2007	219,391	200,000	—	490,932	—	—	13,748	924,071

Donald B. Cohen Executive Vice President and Chief Financial Officer	2008	236,546	75,000	—	144,200	—	—	27,458	483,204
	2007	124,468	100,000	—	195,568	—	—	12,198	432,234

Susan Darby Guillama Executive Vice President and Chief Administrative Officer	2008	127,067	35,000	—	144,200	—	—	17,061	323,328
	2007	107,696	75,000	—	145,568	—	—	3,200	331,464

———————

(1)

Includes accrued but unpaid executive compensation in the total amount of $21,142 at October 31, 2008.

(2)

Includes the tax portion of the converted compensation of $279,697 and $83,101 for Noel J. Guillama and Donald B. Cohen, respectively.

(3)

Bonus accrued but not paid by October 31, 2008 in the amount of $58,950 for Noel J. Guillama.

(4)

Bonus paid related to the secondary public offering for $130,000, $75,000 and $35,000 for Noel J. Guillama, Donald B. Cohen and Susan Darby Guillama, respectively.

(5)

The amounts in the option awards column reflect the dollar amount recognized for financial statement reporting purposes for the year ended October 31, 2008, in accordance with FAS 123(R).

(6)

The all other compensation column includes car, car allowances, Internet access, cell phones, health insurance and professional education.

(7)

The material terms and provision of executive employment agreement are disclosed in details below.

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

On September 7, 2007, we entered into an employment agreement with Noel J. Guillama, our Chairman of the Board, Chief Executive Officer and President (the “Executive”). The terms and provisions of this agreement were approved by our Compensation and Options Committee. The Employment Agreement became effective on December 12, 2007, the effective date of the registration statement for our secondary public offering, and will terminate five years from such effective date. The initial five year term is renewable upon mutual consent of the Executive and Quantum for up to two additional five year terms. The Executive will receive an annual base salary of $175,000, plus annual increases of not less than 5% of the base salary, and bonus compensation of 2% of our earnings before income taxes.

Upon the effective date of the Employment Agreement, the Executive is also entitled to receive grants of the following 10 year options:

(i)

Upon the effective date of the offering, immediately exercisable options to purchase 200,000 shares of our common stock with an exercise price equal to the Volume Weighted Average Price (“VWAP”) of our common stock for the 30 days preceding the date of this offering; and

(ii)

Additional options to be granted as follows:

(a)

Upon the effective date of the offering, immediately exercisable options to purchase 20,000 shares of our common stock with an exercise price of the VWAP of our common stock for the 30 days preceding the date of this offering; and

(b)

On each annual anniversary of the date of this offering, options to purchase 20,000 shares plus an additional 10,000 shares of common stock for each year of employment of our common stock with an exercise price of the VWAP of our common stock for the 30 days preceding the date of this offering.

The Executive is entitled to participate in all medical, dental and life insurance, disability income, retirement plans and other employee benefits. Upon the termination of his employment for any reason, the Executive has agreed not to compete with Quantum and not to solicit any of our employees for a period of two years following his termination. The Employment Agreement provides for termination by us without cause or by the Executive in the event of a change of control. In either case, we will pay the Executive on a monthly basis at least two years’ additional salary at the base salary then in effect or, if more than two years remain for the term of the Employment Agreement, then we will pay the Executive on a monthly basis additional salary at the base rate then in effect for the greater of one-half of the remaining period to the end of the term of the Employment Agreement or two years. The Executive will be entitled to all stock options earned as of the date of termination, and we will use our best efforts to register, within 90 days of any separation, at its expense, the public resale of all shares owned by the Executive and his affiliates, as well as, all common stock underlying his options. In addition, in the event the termination of the Employment Agreement with the Executive is not for cause, we will pay him, monthly, for at least two years, additional salary at the base salary rate then in effect or, if more than two years remain for the term of the Employment Agreement, then we will pay him, monthly, additional salary at the base salary rate then in effect for one-half of the remaining period to the end of the term of the Employment Agreement or two years, whichever is longer. In addition, the Employment Agreement contains indemnification and other terms and provisions customary for agreements of this nature.

On March 24, 2008, we entered into an amendment to an employment agreement (the “Amendment”) with the Executive. In accordance with the Amendment, the Executive is entitled to receive additional compensation in cash and the form of various stock options, as described below.

The Executive will receive an annual base salary of no less than $250,000 for the first year effective January 1, 2008, plus annual increases of not less than 5% of the base salary, including bonus compensation of 2% of our earnings before income taxes and a bonus based on .5% of an increase in the Company’s revenues for the fiscal year.

The Executive was granted options to purchase 600,000 shares of the common stock of the Company on the effective date of the Amendment (the “Signing Options”). The Signing Options have an exercise price of the then current VWAP calculated as the Company’s volume per day multiplied by the Company’s stock closing price for the last 30 days, then divided by the total shares traded for the period of the Company’s stock for the 30 days before the grant date ($2.06 per share). The Signing Options vest 25% on the grant date, with the remaining 75% vesting in three equal installments on January 1, 2009, 2010, and 2011. All Signing Options expire 10 years from the date of grant.

The Executive was granted options to purchase 20,000 shares of the common stock of the Company on the execution date of this first amendment, and will receive additional options annually to purchase 10,000 shares of common stock of the Company commencing January 1, 2009 (the “Longevity Options”). The Longevity Options have an exercise price of the then current VWAP of the Company’s stock for the 30 days before the grant date. The Longevity Options vest 25% on grant with the remaining 75% vesting on the first three anniversaries from the grant date. All Longevity Options expire 10 years from date of vesting.

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (the “Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenues are equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenues of the Company surpasses an incremental level of $20 million and the Company’s annual revenues are equal or exceed $45 million in increments of $20 million until $305 million in revenues. Each threshold will be paid only once and no grants will be awarded after March 1, 2013. The options will be granted within 30 days of the close of the fiscal year and will have an exercise price per share equal to the VWAP of the Company’s stock 30 calendar days preceding the grant date. The Performance Options shall vest 25% on grant date with the remaining 75% vesting on the first three anniversaries from the grant date. All Performance Options shall expire 10 years from the date of vesting.

In addition, the Compensation and Options Committee awarded a one time grant of 700,000 options to the Executive and other top executives (the “Extraordinary Options”), of which the Executive received 490,000 options. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. The Extraordinary Options immediately vest, and expire 10 years from the date of vesting.

Executive Awards

On December 10, 2008, the Board granted to Named Executive Officers a total of 235,170 shares of common stock in connection with a senior executive bonus compensation. The senior executive bonus compensation award contains three categories of awards: (i) short-term incentive bonuses; (ii) one time retention award; and (iii) individual management performance award. The short-term incentive bonuses will be paid in Company stock no later than January 2nd following fiscal year end, and will be based on actual figures for earning before tax (“EBT”) and for the increase in revenues fiscal 2008 over fiscal 2007. The number of shares paid would be based on the price at the close of business at the end of the fiscal year, or $0.50 for these purposes for this current year. These allocations will be prorated for time worked in the case of any executive that joined the Company after the start of the fiscal year. In all cases, the sum of the EBT and change in revenue bonuses cannot exceed 100% of base pay. All such bonuses shall vest over two years with 50% vesting immediately and an additional 50% at the grant’s anniversary. Donald B. Cohen and Susan Darby Guillama were granted 60,300 and 36,180 shares of common stock, respectively, with the remaining shares granted to other key executives.

The one time retention awards granted to all senior executives are retention packages that consist of an equal amount of Company shares and options. A total of 135,000 shares of common stock and 135,000 options to purchase shares of common stock were granted with this award. The shares will be issued and vest immediately. The options will have a strike price of $0.50 and vest over four years, with 25% vesting immediately and the remaining options vesting at a rate of 25% per year. Donald B. Cohen and Susan Darby Guillama were granted 50,000 and 25,000 shares of common stock and 50,000 and 25,000 options to purchase shares of common stock, respectively, with the remaining shares and options granted to other key executives.

The individual management performance award was instituted as an individual, long-term incentive program to promote extraordinary performance. This award consists of an equal amount of Company shares and options. A total of 280,875 shares of common stock and 280,875 options to purchase shares of common stock were granted with this award. The performance criteria and the weighing of these criteria are intended to motivate and reward eligible officers to strive for continued strategic and financial improvement of the Company, consistent with increasing shareholder value. In order to implement these awards, a target bonus was adopted for each of our senior executives that are based on their areas of responsibilities and importance to the Company, as well as on their uniqueness. The suggested target bonuses range from 10% to 40% of base pay. Actual bonuses can then vary from 0.5 to 2 times the target bonus according to the individuals’ performance rating in the scale above, or zero if the rating were to be underperformed. Donald B. Cohen and Susan Darby Guillama were granted 90,000 and 46,875 shares of common stock and 90,000 and 46,875 options to purchase shares of common stock, respectively, with the remaining shares and options granted to other key executives.

Accrued Executive Compensation

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued, but unpaid compensation and bonuses as approved by the Board and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the secondary public offering. The Board also agreed to bonus each of them additional compensation to cover the tax liabilities associated with this conversion. Mr. Guillama and Mr. Cohen will receive additional cash compensation for taxes in the approximate amount of $279,697 and $83,101, respectively, for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. The balance of the amounts due ($487,647 for Mr. Guillama, $158,121 for Mr. Cohen and $234,583 for Mrs. Guillama) were converted into two year promissory notes at an interest rate of 8% per annum. As of October 31, 2008 the balances of the amounts due were $315,019 for Mr. Guillama, $102,226 for Mr. Cohen and $151,408 for Mrs. Guillama.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of outstanding equity awards, at October 31, 2008, previously granted to the Named Executive Officers(3):

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of securities underlying un-exercised options (#) exercisable	Number of securities underlying un- exercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying un-exercised unearned options (#)	Options exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Noel J. Guillama Chairman and Chief Executive Officer	8,000 24,000 160,000 200,000 150,000 20,000 490,000 — —	— — 240,000 — 450,000 — — 250,000 750,000	— — — — — — — — —	$10.00 12.50 3.50 4.38 2.06 2.06 2.06	10/01/10 12/26/12 05/01/21 12/13/17 3/24/18 3/24/18 3/24/18	(2)	— — — — — — — — —	— — — — — — — — —	— — — — — — — — —	— — — — — — — — —

Donald B. Cohen Executive Vice President & Chief Financial Officer	6,000 12,000 60,000 70,000 35,000	— — 90,000 105,000	— — — — —	10.00 12.50 3.50 2.06 0.50	10/01/10 12/26/12 05/01/21 3/24/18 10/31/11	(1) (2)	— — — — —	— — — — —	— — — — —	— — — — —

Susan Darby Guillama Executive Vice President & Chief Administrative Officer	12,000 40,000 70,000 17,969	60,000 53,906	— — — —	12.50 3.50 2.06 0.50	12/26/12 05/01/21 3/24/18 10/31/11	(1) (2)	— — — —	— — — —	— — — —	— — — —

———————

(1)

These stock options vest quarterly over a three year period beginning on the date of grant.

(2)

These stock options vest annually over a five year period beginning on the date of grant.

(3)

No Named Executive Officer received perquisites or other personal benefits which, in the aggregate, exceeded $10,000.

Upon the termination of Noel J. Guillama’s employment for any reason, Mr. Guillama has agreed not to compete with the Company and not to solicit any of its employees for a period of two years following his termination. His Employment Agreement provides for termination by the Company without cause or by Mr. Guillama in the event of a change of control. In either case, the Company will pay Mr. Guillama on a monthly basis, at least two years additional salary at the base salary then in effect or, if more than two years remain under the Employment Agreement, the Company will pay Mr. Guillama on a monthly basis, additional salary at the base rate then in effect for the greater of one-half of the remaining period through the end of the term of the Employment Agreement or two years. Mr. Guillama will be entitled to retain all stock options granted as of the date of termination, and the Company will use its best efforts to register, within 90 days of any termination, at its expense, the public resale of all shares of the Company’s common stock owned by Mr. Guillama and his affiliates, as well as, all common stock underlying his options. In addition, in the event the termination of Mr. Guillama is not for cause, the Company will pay Mr. Guillama, monthly, for at least two years, additional salary at the base salary rate then in effect or, if more than two years remain for the term of the Employment Agreement, the Company will pay him, monthly, additional salary at the base salary rate then in effect for one-half of the remaining period to the end of the term of the Employment Agreement or two years, whichever is longer.

Stock Option Plans

2003 Incentive Equity and Option Plan

We have adopted our 2003 Incentive Equity and Option Plan (the “Plan”) to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The Plan is administered by our Compensation and Options Committee (the “Committee”), which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award.

Shares Subject to the Plan. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted stock. We may issue up to 200,000 shares under the Plan subject to adjustment to prevent dilution from stock dividends, stock splits, recapitalization or similar transactions. As of January 30, 2009, there were 84,630 shares issued under the Plan.

Awards under the Plan. Under the Plan, the Committee may grant the ISOs, as defined in Section 422 of the Internal Revenue Code, as amended, options which do not qualify, performance awards, non-employee director awards and other stock-based awards.

Option Price. For any option granted under the Plan, the option price per share of common stock may be any price not less than par value per share as determined by the Committee; however, the option price per share of any ISO may not be less than 100% of the fair market value (“FMV”) of the common stock on the date such ISO is granted. Under the Plan, the FMV is the closing price of our common stock on the business day immediately preceding the date of grant, however, if the shares are not publicly traded, then the FMV will be as the Committee will determine in its sole and absolute discretion and in a fair and uniform manner.

Exercise of Options. Each option is exercisable in such amounts, at such intervals and upon such terms as the Committee may determine. In no event may an option be exercisable after 10 years from the date of grant. Each outstanding option may, in the sole discretion of the Committee, become immediately fully exercisable (i) if there occurs any transaction (which will include a series of transactions occurring within 60 days or occurring pursuant to a plan), that has the result that our shareholders immediately before such transaction cease to own at least 51% of our voting stock or of any entity that results from our participation in a reorganization, consolidation, transaction, liquidation or any other form of corporate transaction; (ii) if our shareholders approve a plan of consolidation, reorganization, liquidation or dissolution in which we do not survive; or (iii) if our shareholders approve a plan for the sale, lease, exchange or other disposition of all or substantially all our property and assets. The Committee may in its sole discretion accelerate the date on which any option may be exercised and may accelerate the vesting of any shares subject to any option or previously acquired by the exercise of any option. Options granted to the officers and directors under the Plan cannot be exercised unless otherwise expressly provided in any option, until six months following the date of grant and if and only if the optionee is employed by our Company on such date.

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

Nonqualified Stock Options. An optionee granted NSOs under the Plan will generally recognize, at the date of exercise of such NSOs, ordinary income equal to the difference between the exercise price and the FMV of the shares of common stock subject to the NSOs.

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

Since the Plan’s inception, the Company issued 84,630 shares of common stock.

2007 Equity Incentive Plan

On September 23, 2007, our Board adopted the 2007 Equity Incentive Plan (the “Plan”) to align the interests of employees, consultants, and non-employee Board members with the interests of our shareholders, to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The Plan is administered by the Board’s Compensation and Options Committee (the “Committee”), which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award. This Plan was approved at our annual shareholders’ meeting on August 1, 2008. The Plan was effective as of September 24, 2007.

Shares Subject to the Plan. Under the Plan, the aggregate number of shares of our common stock that may be issued is 5,000,000 shares, subject to certain adjustments. On the first day of each fiscal year while the plan is in effect, such aggregate number of shares under the Plan shall be automatically increased by adding 33 1/3% of the increase in shares of common stock outstanding during the prior fiscal year; however, that the first such automatic increase shall be effective within 93 days following the date of approval of this plan by the Company shareholders, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions. The individual limits apply whether the grants are paid in shares of common stock or cash. All cash payments must be equal the fair market value of the shares of common stock to which the cash payments relate. The Plan contemplates no restriction with respect to the number of shares of common stock subject to non-qualified stock option grants made to any individual during any calendar year.

The term “fair market value” means, unless the Committee determines otherwise with respect to a particular (i) non-qualified stock option grant, the Volume Weighted Average Price (“VWAP”) of our common stock for the 30 days preceding the grant and (ii) incentive stock option grant, (x) if the principal trading market for the our common stock is the American Stock Exchange, the New York Stock Exchange or another national securities exchange, the “closing transaction” price at which shares of our common stock are traded on such securities exchange on the relevant date or (if there were no trades on that date) the latest preceding date upon which a sale was reported, (y) if our common stock is not principally traded on a national securities exchange, but is quoted on The NASD Over-The-Counter Bulletin Board (“OTCBB”) or the Pink Sheets, the last reported closing transaction price of our common stock on the relevant date, as reported by the OTCBB or Pink Sheets, or, if not so reported, as reported in a customary financial reporting service, as the Committee determines. Notwithstanding the foregoing if the common stock is not publicly traded or, if publicly traded, is not subject to reported transaction prices the fair market value per share will be determined by the Committee; for federal, state and local income tax purposes, the fair market value may be determined by the Committee in accordance with uniform and non-discriminatory standards adopted by it from time to time.

Awards under the Plan. Under the Plan, the Committee may grant awards in the form of incentive stock options (“ISOs”), as defined in Section 422 of the IRS Code, nonqualified stock options (“NSOs”), which are options that do not qualify, and stock awards.

Options. The duration of any option is within the sole discretion of the Committee; provided, however, that any ISO granted to a 10% or less shareholder or any NSO is, by its terms, to be exercised within 10 years after the date the option is granted and any ISO granted to a greater than 10% shareholder will, by its terms, be exercised within five years after the date the option is granted. The price at which each share of our common stock is subject to an option will be determined by the Committee; provided, however, that the price for an option (including ISOs or NSOs) will be equal to, or greater than, the fair market value of a share of our common stock on the date the option is granted and further provided that ISOs may not be granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our common stock or any parent or subsidiary, as defined in section 424 of the IRS Code, unless the price per share is not less than 110% of the fair market value of our common stock on the date of grant.

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

Incentive Stock Options. A participant is not taxed at the time an ISO is granted. The tax consequences upon exercise and later disposition depend upon whether the participant was our employee at all times from the date of grant until three months preceding exercise (one year in the case of death or disability) and on whether the participant holds the shares for more than one year after exercise and two years after the date of grant of the Option. If the participant satisfies both the employment rule and the holding rule, for regular tax purposes the participant will not realize income upon exercise of the option and we will not be allowed an income tax deduction at any time. The difference between the option price and the amount realized upon disposition of the shares by the participant will constitute a long-term capital gain or a long-term capital loss, as the case may be. Neither the employment rule nor the holding rule will apply to the exercise of an option by the estate of a participant, provided that the participant satisfied the employment rule as of the date of such participant's death. If the participant meets the employment rule but fails to observe the holding rule, the participant generally recognizes as ordinary income, in the year of the disqualifying disposition, the excess of the fair market value of the shares at the date of exercise over the option price. Any excess of the sales price over the fair market value at the date of exercise will be recognized by the participant as capital gain (long-term or short-term depending on the length of time the stock was held after the option was exercised). If, however, the sales price is less than the fair market value at the date of exercise, then the ordinary income recognized by the participant is generally limited to the excess of the sales price over the option price. In both situations, our tax deduction is limited to the amount of ordinary income recognized by the participant.

Nonqualified Stock Options. Under present regulations, a participant who is granted a NSO will not realize taxable income at the time the Option is granted. In general, a participant will be subject to tax for the year of exercise on an amount of ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the option price, and we will receive a corresponding deduction. Income tax withholding requirements apply upon exercise. The participant's basis in the shares so acquired will be equal to the option price plus the amount of ordinary income upon which he is taxed. Upon subsequent disposition of the shares, the participant will realize capital gain or loss, long-term or short-term; depending upon the length of time the shares are held after the option is exercised.

Compensation of Directors

Our directors who are also our employees do not receive additional compensation for their services as directors. The director compensation paid during the year ended October 31, 2008 is reflected in the following table:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jose de la Torre	17,000	6,000	10,000	—	—	—	33,000
Alberto Del Valle	33,000	6,000	10,000	—	—	—	49,000
Lawrence B. Fisher	12,000	6,000	10,000	—	—	—	28,000
Gregg M. Steinberg	17,000	6,000	10,000	—	—	—	33,000

———————

(1)

The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the year ended October 31, 2008, in accordance with FAS 123(R). The grants include grants made in year ended October 31, 2008.

On March 9, 2007, each outside director was granted annual compensation of $12,000 in cash and $12,000 in stock grants. Directors can, at their discretion, convert all or part of their annual cash compensation to stock at 10% discount to the market price.

Effective June 12, 2007, the Board was expanded to eleven members and adjusted director compensation. As of August 1, 2008, the Board was reduced to seven members with the same director compensation. Each outside director was also granted 10,000 stock options to be vested over four quarters at the end of each quarter during their tenure with us, and exercisable at a price equal to the closing price of our common stock on the last trading day of each quarter. Additionally, outside directors receive an annual fee of $5,000 for serving on the Executive Committee; $5,000 to chair the Compensation and Options Committee; $5,000 to chair the Nomination and Governance Committee; and $10,000 to chair the Audit Committee. As of January 30, 2009, we had accrued, but not paid $169,500 for the compensation of outside directors for the period of November 2003 through October 31, 2008.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 30, 2009, the number and percentage of the outstanding shares of common stock that, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. All addresses are c/o The Quantum Group, Inc., 3420 Fairlane Farms Road, Suite C, Wellington, Florida 33414, unless otherwise indicated.

Name of beneficial owner	Amount and nature of beneficial ownership (1)(3)	Percent of class (2)
Noel J. Guillama (4)(9)(10)(11)	1,488,313	12.80%
Donald B. Cohen (5)(12)	351,075	3.35%
Susan Darby Guillama (6)(10)(13)	188,888	1.83%
Jose de la Torre (14)	16,519	*
Alberto Del Valle (15)	11,947	*
Lawrence B. Fisher (16)	11,947	*
Gregg M. Steinberg (7)(17)	253,963	2.44%
High Capital Funding LLC (8)	890,475	8.07%
333 Sandy Springs Circle, Suite 230
Atlanta, GA 30328
Directors and Executive Officers	2,322,652
Officers, as a group (7 persons)

———————

*

Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 30, 2009 upon exercise of options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options, Class A warrants and Class B warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from January 30, 2009 have been exercised.

(2)

Applicable percentage ownership is based on 10,141,163 shares of common stock outstanding as of January 30, 2009.

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

(4)

Includes (a) 432,681 shares held by Mr. Guillama; (b) 20,804 shares held by Guillama Family Holdings, Inc.; (c) 40,000 held by Guillama, Inc.; (d) 88,664 shares issuable upon the redemption of Class A warrants; (e) 88,664 shares issuable upon the redemption of Class B warrants; (f) 810,000 shares of common stock issuable upon the exercise of options at $2.06, the Volume Weighted Average Price (“VWAP”) of our stock for 30 days preceding the secondary public offering, exercisable until December 12, 2018; and (g) 7,500 shares issuable upon the exercise of options at the VWAP of $4.76, as part of Mr. Guillama’s employment agreement exercisable, until December 12, 2018. Does not include (a) 300,000 shares issuable upon the exercise of options at$2.06, the VWAP of our stock for 30 days preceding the secondary public offering, exercisable until December 12, 2018; and (b) 992,500 shares issuable upon the exercise of options at the VWAP of $4.76, as part of Mr. Guillama’s employment agreement exercisable, until December 12, 2018. Mr. Guillama disclaims all shares and has no interest in the holdings of Mrs. Guillama.

(5)

Includes (a) 188,575 shares; (b) 28,750 shares issuable upon the redemption of Class A warrants; (c) 28,750 shares issuable upon the redemption of Class B warrants; (d) 35,000 shares issuable upon the exercise of options at $0.50 per share until October 31, 2016; and (e) 70,000 shares issuable upon the exercise of options at $2.06 per share until December 12, 2018. Does not include 105,000 shares issuable upon the exercise of options at $2.06 per share until December 12, 2018.

(6)

Includes (a) 93,317 shares; (b) 7,602 shares held by her minor son; (c) 17,969 shares issuable upon the exercise of options at $0.50 per share until October 31, 2016; and (d) 70,000 shares issuable upon the exercise of options at $2.06 per share until December 12, 2018. Does not include 53,906 shares issuable upon the exercise of options at $0.50 per share until October 31, 2016. Mrs. Guillama disclaims all shares and has no interest in the holdings of Mr. Guillama.

(7)

Includes (a) 18,819 shares; (b) 96,246 shares held by Charlemagne Holdings, Inc. (“CHI”), solely owned by Gregg M. Steinberg, our director; (c) 64,164 shares issuable upon the redemption of Class A warrants held by CHI; (d) 64,164 shares issuable upon the redemption of Class B warrants held by CHI; (e) 250 shares transferable upon the exercise of options at $.001 per share on shares owned by Mr. Guillama until July 24, 2009; (f) 320 shares issuable upon the exercise of options at $10.00 per share until October 1, 2010; (g) 1,250 shares issuable upon the exercise of options at $7.25 per share until July 31, 2018; (h) 6,250 shares issuable upon the exercise of options at $6.00 per share until June 13, 2013; and (i) 2,500 shares issuable upon the exercise of options at $5.98 per share until October 31, 2012.

(8)

Includes (a) 820,361 shares owned by High Capital Funding, LLC (“HCF”); (b) 35,057 shares issuable upon the redemption of Class A warrants held by HCF; and (c) 35,057 shares issuable upon the redemption of Class B warrants held by HCF. Does not include (a) 7,323 shares held by Mary L. Hart, wife of Frank E. Hart, the president of Profit Concepts, Ltd., HCF’s Manager; (b) 4,546 shares issuable upon the redemption of Class A warrants held by Mary L. Hart; (c) 4,546 shares issuable upon the redemption of Class B warrants held by Mary L. Hart; (d) 429,705 Class A warrants; and (e) 429,705 Class B warrants which HCF has agreed not to exercise to the extent that such exercise would cause HCF to beneficially own more than 9.95% of the common stock outstanding.

(9)

Mr. Guillama has granted options to purchase 10,312 shares of the Company at $.001 per share; 1,000 options were granted to Directors and their affiliated persons and 9,312 options were granted to unaffiliated persons.

(10)

Mrs. Guillama is the wife of Mr. Guillama.

(11)

Board granted and approved, subject to availability, options to purchase 1,969,580 shares of the Company common stock at $0.50 per share.

(12)

Board granted and approved, subject to availability, options to purchase 406,000 shares of the Company common stock at $0.50 per share.

(13)

Board granted and approved, subject to availability, options to purchase 182,000 shares of the Company common stock at $0.50 per share.

(14)

Board granted and approved, subject to availability, options to purchase 20,000 shares of the Company common stock at $0.50 per share.

(15)

Board granted and approved, subject to availability, options to purchase 20,000 shares of the Company common stock at $0.50 per share.

(16)

Board granted and approved, subject to availability, options to purchase 20,000 shares of the Company common stock at $0.50 per share.

(17)

Board granted and approved, subject to availability, options to purchase 20,800 shares of the Company common stock at $0.50 per share.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Transactions with our officers, directors, 5% or greater shareholders, and other affiliates are made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties and must be approved by a majority of the independent, disinterested members of our Board.

On August 1, 2007, the Board agreed to allow Mr. Cohen and Mr. Guillama to convert up to 50% of their accrued, but unpaid compensation and bonuses as approved by the Board and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the secondary public offering. The Board also agreed to bonus each of them additional compensation to cover the tax liabilities associated with this conversion. Mr. Guillama and Mr. Cohen will receive additional cash compensation for taxes in the approximate amount of $279,697 and $83,101, respectively, for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. The balance of the amounts due ($487,647 for Mr. Guillama, $158,121 for Mr. Cohen and $234,583 for Mrs. Guillama) were converted into two year promissory notes at an interest rate of 8% per annum. As of October 31, 2008 the balances of the amounts due were $315,019 for Mr. Guillama, $102,226 for Mr. Cohen and $151,408 for Mrs. Guillama.

In October 2007, to obtain working capital, we entered into a financing arrangement with High Capital Funding, LLC. The financing arrangement involved the issuance of a two year promissory note to High Capital Funding in the aggregate principal amount of $166,667. In satisfaction of the note in full, we agreed to pay to High Capital Funding $238,094, with $71,427 representing the original issue discount on the note of 30%. We also agreed to prepay the principal amount of the note at the closing of any public or private financing for which we receive gross proceeds of at least $10,000,000. We paid the full amount of the original discount with proceeds of this offering. In the event of default on these notes, including the failure to make the prepayment required there under, the interest on the notes will become immediately due and payable at the rate of 3% per month on the principal amount outstanding. We paid a 5% cash commission in the amount $8,333 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the High Capital Funding financing. The net proceeds to us from the High Capital Funding financing arrangement were in the amount of $156,584. The promissory note contains events of default and other terms and provisions customary for instruments of this nature.

In January 2009, we executed several promissory notes with certain of our executive officers and directors for the purposes of obtaining working capital to continue our operations. The following table lists certain pertinent information relating to such promissory notes:

Name of the Person/Entity	Title/Relationship	Note Amount (2)		Repayment Amount (2)
Noel J. Guillama	Chairman, Chief Executive Officer, President	$100,000		$117,647
Donald B. Cohen	Executive Vice President, Chief Financial Officer	$70,000	(1)	$84,354	(1)
Susan Darby Guillama	Executive Vice President, Chief Administrative Officer	$20,000		$23,530
Paulson Investment Company, Inc.	Shareholder	$85,000		$100,000
Charlemagne Holdings, Inc.	Shareholder (3)	$100,000		$117,647
Paulson Investment Company, Inc.	Shareholder	$106,250		$125,000
Jose de la Torre	Director	$40,000		$47,059

———————

(1)

Represents (i) February 2, 2009 promissory note in the principal amount of $50,000, and (ii) February 4, 2009 promissory note in the principal amount of $20,000. The repayment amount on the notes are $58,824 and $25,530, respectively.

(2)

The difference between the obligation and the principal payment will be treated as an original issue discount and be reported as interest expense. The principal payment will be due and payable on March 31, 2009. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of 12 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by each note holder. We will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

(3)

Charlemagne Holdings, Inc. is solely owned by Gregg M. Steinberg, our director.

Director Independence

Our Board is subject to the independence requirements of the NYSE Alternext US. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Quantum and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, the Board affirmatively determined that during 2008 that a majority of our directors and all current members of the Audit Committee, the Compensation and Options Committee and the Nominating and Governance Committee are independent for purposes of NYSE Alternext US Company Guide and federal securities laws. The independent directors are Jose de la Torre, Alberto Del Valle, Lawrence B. Fisher and Gregg M. Steinberg. The Board further determined that each of the foregoing directors met the independence requirements needed to serve.

Item 14.

Principal Accountant Fees and Services

The following represents fees for professional services rendered by Daszkal Bolton LLP, our independent accounting firm, for the fiscal 2008 and 2007:

	2008	2007
Audit	$145,832	$55,930
Audit-related	92,646	58,135
Tax	6,400	6,500
All other	—	—
Total	$244,878	$120,565

Audit Fees

These fees represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the financial statements included in our quarterly reports on Form 10-Q and services in connection with our statutory and regulatory filings.

Audit-Related Fees

These fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under the caption “Audit Fees.” We incurred these fees for services related to review of our registration statements.

Tax Fees

These fees represent the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees have been incurred by the Company.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. On an annual basis, the Audit Committee reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. All requests for services to be provided by the independent accountants, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer has the authority to authorize services that fall within the category of services that the Audit Committee has pre-approved. If there is any question as to whether a request for services falls within the category of services that the Audit Committee has pre-approved, our Chief Financial Officer will consult with the chairman of the Audit Committee. The Chief Financial Officer submits requests or applications to provide services that the Audit Committee has not pre-approved, which must include an affirmation by the Chief Financial Officer and the independent accountants in question that the request or application is consistent with the U.S. Securities and Exchange Commission rules on auditor independence, to the Audit Committee (or its chairman or any of its other members pursuant to delegated authority) for approval.

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

Item 15.

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

10.19

Management Agreement with QMed Billing, Inc. (5)

10.20

Management Agreement with QMed Billing, Inc. (5)

10.21

Agreement with CarePlus (5)

10.22

Agreement with Staywell WellCare (5)

10.23

Agreement with Citrus Health Care, Inc. Global Capitation (5)

10.24

Form Agreement with primary care physicians (5)

10.25

Form Agreement with specialists and ancillary service providers (5)

10.26

2007 Equity Incentive Plan (5) **

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

10.31

Promissory Note with Paulson Investment Company, Inc. dated December 4, 2007 (7)

10.32

Quantum/Newbridge warrant repurchase agreement December 7, 2007 (8)

10.33

First Amendment to Executive Employment Agreement between the Company and Noel J. Guillama dated as of March 24, 2008 (9) **

10.34

e-Business Hosting Agreement by and between the Company and IBM dated as of December 2, 2008 (10)

21.1

List of Subsidiaries (5)

31.1

CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2

CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1

CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002 *

32.2

CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 *

Hyperlink once added – RP finding Certs

———————

*

Filed herewith.

**

Indicates a management contract or a compensatory plan or arrangement.

(1)

Incorporated by reference to the Company’s Information Statement (Schedule 14C) filed with the U.S. Securities and Exchange Commission on January 7, 2004.

(2)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 20, 2004.

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 12, 2007.

(4)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 11, 2003.

(5)

Previously filed as part of Amendment No. 4 to the Company’s registration statement on Form SB-2 (File No. 333-142990) filed with the U.S. Securities and Exchange Commission on September 26, 2007.

(6)

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2008.

(7)

Previously filed as part of Amendment No. 7 to the Company’s registration statement on Form SB-2 (File No. 333-142990) filed with the U.S. Securities and Exchange Commission on December 6, 2007.

(8)

Previously filed as part of Amendment No. 7 to the Company’s registration statement on Form SB-2 (File No. 333-142990) filed with the U.S. Securities and Exchange Commission on December 6, 2007.

(9)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 28, 2008.

(10)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this February 13, 2009.

THE QUANTUM GROUP, INC.

By:	/s/ Noel J. Guillama
Noel J. Guillama,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Noel J. Guillama	/s/ Donald B. Cohen
Noel J. Guillama, Director	Donald B. Cohen, Director
President and Chief Executive Officer	Executive Vice President and
Date: February 13, 2009	Chief Financial Officer
Date: February 13, 2009

/s/ Lawrence B. Fisher	/s/ Susan Darby Guillama
Lawrence B. Fisher, Director	Susan Darby Guillama, Director
Date: February 13, 2009	Executive Vice President
Date: February 13, 2009

/s/ Jose de la Torre	/s/ Alberto Del Valle
Jose de la Torre, Director	Alberto Del Valle, Director
Date: February 13, 2009	Date: February 13, 2009

/s/ Gregg M. Steinberg
Gregg M. Steinberg, Director
Date: February 13, 2009

THE QUANTUM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Quantum Group, Inc.

We have audited the consolidated balance sheets of The Quantum Group, Inc. as of October 31, 2008 and 2007 (restated), and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended October 31, 2008 and 2007 (restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Quantum Group, Inc. at October 31, 2008 and 2007 (restated), and the results of their operations and its cash flows for the years ended October 31, 2008 and 2007 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal-Bolton, LLP

DaszkalBolton LLP

Boca Raton, Florida

February 13, 2009

THE QUANTUM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	For the Years Ended October 31,
	2008	2007
		(restated)
Assets
Current assets
Cash and cash equivalents	$1,502,860	$530,720
Restricted cash	52,258	51,074
Accounts receivable	752	262,026
Prepaid expenses	93,352	482,017
Other current assets	—	34,073
Total current assets	1,649,222	1,359,910
Property and equipment, net	341,259	178,214
Goodwill	23,300	23,300
Other assets	546,531	61,865
Total assets	$2,560,312	$1,623,289
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$167,831	$450,372
Accrued liabilities	617,584	703,524
Accrued payroll and payroll taxes	566,086	1,119,975
Due to HMOs	2,828,216	344,991
Notes payable and accrued interest – shareholders, current portion	568,653	474,261
Notes payable - 8% convertible debentures	—	6,050,000
Loans payable - current portion, net of discount of $0 and $123,141	30,226	607,893
Capital lease obligation - current portion	16,086	16,178
Other current liabilities	249,649	558,347
Total current liabilities	5,044,331	10,325,541
Long-term debt
Loans payable, net of current portion	38,412	28,989
Notes payable and accrued interest – shareholders, net of current portion	—	439,707
Non-controlling interest in variable interest entities	—	180,932
Capital lease obligation, net of current portion	31,629	46,940
Total long-term debt	70,041	696,568
Total liabilities	5,114,372	11,022,109

Commitments and contingencies

Shareholders’ deficit
Preferred Stock, $.001 par value per share,	—	—
30,000,000 shares authorized; no shares issued and outstanding
Common Stock, $.001 par value per share,	9,228	2,037
170,000,000 shares authorized; 9,227,800 and 2,037,359 shares issued
Additional paid in capital	35,827,081	9,269,252
Accumulated deficit	(38,390,369)	(18,670,109)
Total shareholders’ deficit	(2,554,060)	(9,398,820)
Total liabilities and shareholders’ deficit	$2,560,312	$1,623,289

See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2008	2007
		(restated)
Revenues
Provider systems	$16,229,715	$2,478,581
Management support services	309,419	1,784,014
	16,539,134	4,262,595

Direct Costs
Provider systems	18,586,158	2,796,820
Management support services	215,249	1,293,717
	18,801,407	4,090,537

Gross profit (loss)	(2,262,273)	172,058

Operating expenses
Salaries and employee costs	8,630,374	3,712,851
Occupancy	340,135	363,295
Depreciation and amortization	191,749	82,598
Other general and administrative expenses	3,286,988	1,598,407

Total operating expenses	12,449,246	5,757,151

Loss from operations	(14,711,519)	(5,585,093)

Non-operating expenses
Amortization of debt discount	3,687,229	3,061,016
Amortization of financing fees	3,991,102	749,755
Late registration penalties	—	546,231
Gain on disposal of assets	(312,465)	—
Interest and other expense	899,155	621,117

Total non-operating expenses	8,265,021	4,978,119

Loss before income tax provision	(22,976,540)	(10,563,212)

Income tax benefit	3,256,280	—

Net loss	$(19,720,260)	$(10,563,212)

Basic and diluted (loss) per common share	$(2.42)	$(6.14)

Weighted average number of common shares outstanding	8,136,476	1,720,305

See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock par value $.001 per share 30,000,000 authorized		Common Stock par value $.001 per share 170,000,000 authorized		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2006 (restated)	—	$—	1,248,603	$1,248	$5,742,789	$(8,106,897)	$(2,362,860)
Issuance common stock - private placement	—	—	627,340	627	1,479,538	—	1,480,165
Issuance of private placement warrants	—	—	—	—	287,394	—	287,394
Amortization of deferred compensation	—	—	—	—	68,892	—	68,892
Issuance of common stock - deferred compensation	—	—	7,600	8	(8)	—	—
Issuance of common stock - in lieu of cash	—	—	21,672	22	136,591	—	136,613
Issuance of common stock - stock-based compensation	—	—	21,554	21	122,409	—	122,430
Amortization of option grants	—	—	—	—	835,046	—	835,046
Cancellation of purchase of software	—	—	(8,000)	(8)	(169,992)	—	(170,000)
Issuance of common stock - credit line fee	—	—	18,304	18	190,921	—	190,939
Issuance of common stock - in relation to other loans	—	—	7,963	8	29,534	—	29,542
Issuance of common stock - late registration fee	—	—	92,323	93	546,138	—	546,231
Net loss	—	—	—	—	—	(10,563,212)	(10,563,212)
Balance at October 31, 2007 (restated)	—	$—	2,037,359	$2,037	$9,269,252	$(18,670,109)	$(9,398,820)
Issuance of common stock - secondary public offering	—	—	3,600,000	3,600	11,492,944	—	11,496,544
Issuance of common stock - debt conversion	—	—	1,853,036	1,853	5,191,863	—	5,193,716
Issuance of common stock - bridge share exchange	—	—	1,170,183	1,170	3,941,205	—	3,942,375
Debt discount - beneficial conversion	—	—	—	—	3,610,491	—	3,610,491
Discount from debt conversion - accrued interest	—	—	—	—	150,628	—	150,628
Deferred tax impact of debt discount – beneficial conversion	—	—	—	—	(3,256,280)	—	(3,256,280)
Issuance of common stock - executive conversion	—	—	176,121	176	645,591	—	645,767
Repurchase of private placement warrants	—	—	—	—	(70,911)	—	(70,911)
Issuance of common stock - in relation to other loans	—	—	32,164	33	89,130	—	89,163
Issuance of common stock - stock-based compensation	—	—	332,154	332	335,659	—	335,991
Issuance of common stock - in lieu of cash	—	—	26,783	27	147,770	—	147,797
Amortization of deferred compensation	—	—	—	—	4,279,739	—	4,279,739
Net loss	—	—	—	—	—	(19,720,260)	(19,720,260)
Balance at October 31, 2008	—	$—	9,227,800	$9,228	$35,827,081	$(38,390,369)	$(2,554,060)

See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2008	2007
		(restated)
OPERATING ACTIVITIES
Net Loss	$(19,720,260)	$(10,563,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,749	82,598
Amortization of financing costs	3,991,102	749,755
Amortization of debt discount	3,687,229	3,061,016
Amortization of deferred compensation	4,279,739	903,938
Issuance of equity for compensation	335,991	122,430
Issuance of stock in lieu of cash	147,797	136,613
Issuance of stock as payment of interest	150,628	—
Issuance of stock for late registration penalty	—	546,231
Amortization of license fee	75,000	—
Gain on sale of property and equipment	(312,465)	—
Deferred tax benefit	(3,256,280)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	55,627	(58,352)
Decrease (increase) in other assets	150,813	(334,082)
Increase in due to HMOs	2,483,226	344,991
Increase in accounts payable and accrued liabilities	411,240	1,684,473

Total adjustments	12,391,396	7,239,611

Net cash used in operating activities	(7,328,864)	(3,323,601)

INVESTING ACTIVITIES
Purchase of property and equipment	(858,863)	(42,239)
Sale of fixed assets	7,053	1,500

Net cash used in investing activities	(851,810)	(40,739)

FINANCING ACTIVITIES
Proceeds from secondary public offering	13,200,000	—
Proceeds from private placement	—	4,841,000
Proceeds from other loans	—	640,000
Proceeds from credit line	—	306,371
Payment of expenses - secondary public offerings	(1,352,632)	—
Payments of placement agent fees and expenses	—	(725,117)
Repurchase of private placement warrants	(50,207)	—
Repayment on convertible debt	(1,535,969)	—
Repayments on capital lease obligations	(15,402)	(11,402)
Repayments on loans and notes payable	(1,092,976)	(983,771)
Repayment of shareholder loans	—	(204,098)

Net cash provided by financing activities	9,152,814	3,862,983

Net increase in cash and cash equivalents	972,140	498,643

Cash and cash equivalents at beginning of period	530,720	32,077

Cash and cash equivalents at end of period	$1,502,860	$530,720

See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended October 31,
	2008	2007
		(restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$740,707	$83,215

Supplemental disclosures of non-cash investing and financing activities:

Capital lease obligations incurred on purchases of equipment	$—	$56,990
Issuance of units for bridge share exchange	$3,942,375	$—
Issuance of units for conversion of debt	$5,193,718	$—
Note payable - fixed asset acquisition	$49,133	$17,019
Issuance of units - conversion of executive accrued compensation	$645,767	$—
Issuance of stock credit line fee	$—	$190,940
Gain on termination of management contract	$303,622	$—
Issuance of stock in lieu of cash	$54,741	$136,613
Late registration penalties	$—	$546,231
Non-controlling interest in variable interest entities	$—	$129,404

See accompanying notes to consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 1:

Description of Company

The Company is a Healthcare Services Organization (HSO), which provides business process solutions to the healthcare industry, which include support services and leading-edge technology. The Company coordinates the care of patients on behalf of the payers that have contracted with us, through the utilization of our network of independent physicians and other healthcare providers, and our own technology systems. Our primary stream of revenue flows from the monthly premiums received for assuming full risk management of these patients. The Company currently has contracts with payers for two types of insurance products, Medicare and Medicaid. The Company is expanding services to include commercial and universal insurance products.

Our model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. To accomplish the connectivity required for these communications, the Company has developed software technology to better manage our core business. The Company has an enterprise platform that includes multiple applications used by provider offices or hospitals. The platform, known as PWeR™ (Personal Wellness electronic Record) is patient-centric and capable of receiving patient information from multiple sources. The Company has engaged International Business Machines Corporation (“IBM”), a New York Stock Exchange listed company, to host our system, thereby providing reliability, security, scalability and privacy into this HIPAA compliant platform. PWeR is a low cost, multi-application and simple to use software system written as Web-based, open architecture and is software as a service (SAAS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels.

The Company also provides other services and products to healthcare providers in and outside of its network. These services include medical billing and collection, purchasing, technology and insurance products. These services are designed to reduce administrative time and expense from the physician’s practice and increase their revenue collection rate.

Since its inception, the Company has been heavily dependent upon the receipt of capital investment or other financing and revenues to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide funding and capital resources.

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of the year ended October 31, 2009, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock trades on the NYSE Alternext US and the Company intends to raise additional public or private equity or debt. The Company may also secure strategic alliances or other joint ventures to defray a portion of its expenditures. No assurances can be made that the Company will be successful in these activities. Should the events not occur the financial statements will be materially affected.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the year ended October 31, 2008, include the accounts of The Quantum Group, Inc. and its subsidiaries, Renaissance Health System of Florida, Inc., Renaissance Administrative Solutions, Inc., Renaissance Hospital Associates, Inc., Quantum Medical Support Services, Inc., The Quantum Agency, Inc., QMed Solutions, Inc., QMed Billing, Inc., QMed People, Inc., Quantum Group Capital, Inc., and Quantum Innovations, Inc. Prior to January 1, 2008, the Company consolidated two billing companies under FASB Interpretation No 46(R) (FIN 46(R)), as the Company had full risk of operations.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies (continued)

The management agreements for the billing and collection services companies were terminated on December 31, 2007. All intercompany accounts have been eliminated in consolidation.

Restatement of Fiscal 2007 Financial Statements

The Company has restated its consolidated financial statements for fiscal 2007 (the “Restatement”), and certain disclosures in notes to the consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the original report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO payer’s notification to the Company that it had reported to a regulatory agency that the Company was not at risk during the year ended October 31, 2007, which was contrary to information provided to the Company. The full risk transactions related to the HMO payer in question have been reversed and the correct not at risk revenue and expenses have been recorded for the fiscal period in question. The table below summarizes the individual account/line items affected by the restatement.

	For the Year Ended October 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet
Due to HMOs	$344,991	$272,518
Total current liabilities	10,325,541	10,253,068
Total liabilities	11,022,109	10,949,636
Additional paid in capital	9,358,275	10,127,636
Accumulated deficit	(18,670,109)	(19,366,997)
Total shareholders’ deficit	(9,398,820)	(9,326,347)

Consolidated Statement of Operations
Provider systems - revenue	$2,478,581	$2,781,126
Provider systems - direct costs	2,796,820	3,026,891
Gross profit	172,058	244,532
Loss from operations	(5,585,093)	(5,512,620)
Amortization of debt discount	3,061,016	3,830,377
Total non-operating expenses	4,978,119	5,747,480
Loss before income tax provision	(10,563,212)	(11,260,100)
Net loss	(10,563,212)	(11,260,100)
Basic and diluted (loss) per common share	(6.14)	(6.55)

Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	$3,061,016	$3,830,377
Increase in due to HMOs	344,991	272,518

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At October 31, 2008 and October 31, 2007, the Company had $52,258 and $51,074, respectively, in cash, which is restricted and serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At October 31, 2008, the Company maintained a cash balance of $129,775 in a checking account, and $1,373,085 in a money market account, respectively, at two banking institutions. These banks have a strong ratings issued by Standard and Poor’s. The aforementioned cash balance is in excess of the $100,000 FDIC insurable limit.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Due from HMO and IBNR

The HMO payers pay medical claims and other costs on our behalf. Based on the terms of the contracts with the HMO payers, a fund surplus or deficit is calculated from the HMO payers that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on our behalf plus an amount reserved for claims incurred but not reported (“IBNR”). Estimated liability for IBNR claims is independently estimated based on industry experience as the Company does not yet have sufficient historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors including independent actuarial calculation.

Income Taxes

The Company has not recognized any future tax benefit arising from net operating loss carry forward in the accompanying condensed consolidated financial statements in accordance with the provisions of Statements of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, as the realization of this deferred tax benefit is not likely. A 100% valuation allowance has been established to offset the entire amount of our net deferred tax asset.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful lives. SFAS No. 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2008 or fiscal 2007. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one step fair value based approach or when certain indicators of impairment are present.

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of October 31, 2008, there was no impairment of goodwill.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for Impairment or Disposal of Long-Lived Assets, the Company determines whether there has been an impairment of long-lived assets, excluding goodwill and identifiable intangible assets that are determined to have indefinite useful economic lives, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge in the future.

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended October 31, 2007, the Company determined that the software and domain name purchased in connection with the Biocard personal health record (PHR) was not sufficient without extensive further programming and the documentation required was not provided by the seller. Therefore, the Company has voided the purchase and cancelled the 8,000 shares of common stock given as consideration and reduced the asset for software and domain name by $170,000. During the year ended October 31, 2008 the Company entered into an agreement with Net.Orange, Inc. for the development of additional software capabilities to incorporate enhancements to its healthcare software system for a monthly fee of $50,000. The Company has determined the amortization of this long-lived asset will begin the first quarter of 2009.

Variable Interest Entities

The Company was counter-party to various management agreements, which terminated as of December 31, 2007, with certain entities that meet the definition of a Variable Interest Entity pursuant to FIN 46(R). The Company has included operations of these entities through the termination date, December 31, 2007. The balance sheet accounts have been deconsolidated as of January 1, 2008, as the Company no longer was the primary beneficiary, as defined in the Interpretation. These entities engaged in the business of medical billing and collection services.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statement information to conform to the current period classifications. These reclassifications had no effect on reported results of operations or financial condition.

Revenue Recognition

Provider Systems

The Company has entered into full risk contracts with eight payers of which five are HMO payers offering Medicare Advantage plans and providing members to a number of the Company’s CHSs in the state of Florida. The Company is at full risk for the medical costs for HMO payer members for four of these contracts. The revenue from the other contract is equal to the HMO payer’s payment of a capitation or fee-for-service fee due our contracted primary care physicians. One of these contracts will be at full risk when the membership under our care reaches 300. Currently, the Company receives income from the HMO payer at a contracted fee-for-service for its primary care physicians plus an additional administrative fee on a per member per month basis. Under a full risk contract, the Company receives a monthly fee for each patient that chooses one of our physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO payer receives from CMS. Revenues under this agreement are generally recorded in the period that the Company assumes responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO payer plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

In December 2006, the Company entered into management agreements with two additional medical billing and collection services companies which had been consolidated as Variable Interest Entities. Each of the two companies signed similar agreements. Under the terms of these agreements, the Company paid 1,500 shares of our common stock per month and was responsible for total operations. In return, the medical billing and collection services companies assigned all revenues and expenses to the Company. The management agreements were terminated on December 31, 2007.

The Company’s insurance subsidiary entered into an agreement with an HMO payer to assist in the recruitment of members for a fixed fee per member enrolled. Revenue is recognized, net of commissions paid, in the month when the member signs up with the HMO payer.

Reverse Stock Split

On August 31, 2006, the shareholders authorized the Board of Directors to effect a reverse stock split of the Company’s outstanding common stock to comply with the initial listing requirements of a national securities exchange or initial quotation requirement on an automatic quotation system of a national securities association with the ratio to be determined by the board. On March 9, 2007, the Board of Directors approved a 1:25 reverse stock split which was effectuated on March 29, 2007. All shares and per share amounts have been restated to reflect this reverse stock split.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 2:

Basis of Presentation and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R) (SFAS No. 123(R)), Share-Based Payment, which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. See Note 9 for information related to the Company’s stock-based compensation.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The Company is required to adopt SFAS No. 157 for financial assets and liabilities in the quarter ending January 31, 2009 and for nonfinancial assets and liabilities in the quarter ending January 31, 2010. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial condition or operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial condition or operating results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS No. 141(R)), Business Combinations, and Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interest in Consolidated Financial Statements. These statements replace FASB Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The Company is evaluating the impact of these new standards on its consolidated financial position or operating results.

Note 3:

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, notes payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

Note 4:

Property and Equipment

Property and equipment consists of the following at October 31, 2008 and 2007:

	2008	2007
Computer and other equipment	$225,908	$182,103
Furniture and fixtures	184,587	110,883
Automobile	49,574	38,953
Leasehold improvements	125,915	66,457
Total, at cost	585,984	398,396
Less: Accumulated depreciation	(244,725)	(220,182)
Property, plant and equipment, net	$341,259	$178,214

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 4:

Property and Equipment (continued)

Depreciation expense for the years ended October 31, 2008 and 2007 was $99,178 and $82,598, respectively.

Note 5:

Intellectual Property

Intellectual property consists of licensed technology and ongoing development costs relating to the Company’s healthcare clinical operating system and enhancements.

	2008	2007
Licensed technology	$100,000	$—
Development costs	350,000	—
Total, at cost	450,000	—
Less: Accumulated amortization	(75,000)	—
Intellectual property, net	$375,000	$—

Amortization expense for the years ended October 31, 2008 and 2007 was $75,000 and $0, respectively.

Note 6:

Debt

Secured Convertible Debentures

The Company raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memoranda. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the Company’s secondary public offering. On November 17, 2007, the Company gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of the public offering price, which Conversion Securities and underlying securities are subject to a one year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to the public offering price, which Conversion Securities and underlying securities are subject to a two year lockup. On December 13, 2007, in accordance with agreements signed by the investors, the Company has converted $1,458,775 of debt and accrued interest, $1,302,500 and $156,275, respectively, under Option 1 into 132,650 unregistered units similar to the public offering units, and $3,748,965 of debt and accrued interest, $3,397,500 and $351,465, respectively, under Option 2 into 486,929 unregistered units similar to the public offering units. The conversion of $351,465 accrued interest under Option 2 created additional interest expense of $150,628. The intrinsic value of the beneficial conversion feature of the convertible debt was calculated at the date of issuance of the convertible debt (the commitment date), based on the post-allocation effective conversion price. On the conversion date, December 13, 2007, the value assigned to the beneficial conversion feature of $3,610,491 was fully expensed. Bridge Notes totaling $1,398,144 in debt and accrued interest were extinguished from the net proceeds of the secondary offering. Under conversion options, the Company had agreed to pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. The first and second quarterly payments were made on April 15, 2008 and September 23, 2008, in the amount of $155,336 and $138,692, respectively. The remaining balance of $327,316 was due and payable at December 17, 2008. Additionally, a total of 936,573 bridge shares were exchanged for 702,420 unregistered units based upon an offering price of $11.00 per unit.

Notes Payable

On November 30, 2005, the Company entered into a 13% two year callable loan agreement for $100,000. The terms of the loan agreement included quarterly interest-only payments. Additional compensation included 1,200 shares of common stock. The agreement contained an anti-dilution provision on the additional compensation shares whereby the lender received additional shares to maintain a specific percentage of ownership. The Company issued a total of 24,611 shares in common stock of which 18,926 shares were issued during the quarter ended January 31, 2008. This note was paid off from the proceeds from our secondary public offering on December 13, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 6:

Debt (continued)

In October 2007, the Company entered into two financing arrangements which, in the aggregate, resulted in $484,000 in net proceeds to us. Namely, the Company issued a two year 10% promissory note in the aggregate principal amount of $250,000 to Paulson Investment Company, Inc., representative of the underwriters of our secondary public offering. In addition, the Company executed a financing agreement with High Capital Funding, LLC (“HCF”), a principal shareholder, and a third party lender (“TPL”) that had no prior affiliation with us. The financing arrangement involved the issuance of two year promissory notes to each of HCF and TPL in the aggregate principal amounts of $166,667 and $83,333, respectively. In satisfaction of the notes in full, the Company agreed to pay to HCF and TPL $238,094 and $119,047, respectively, with $71,427 and $35,714 representing the respective original issue discounts on the HCF and TPL notes. The Company also agreed to prepay the full principal amount of the notes at the closing of any public or private financing for which the Company receives gross proceeds of at least $10,000,000. The Company incurred a 5% cash commission in the amount of $12,500 to Newbridge Securities Corporation, one of the underwriters in this offering, in connection with the HCF and TPL financings. Net proceeds to us from the HCF and TPL financing arrangements were $234,000. All three promissory notes have been extinguished from the proceeds of the secondary public offering completed on December 13, 2007.

Notes Payable-Shareholder

On November 14, 2005, a shareholder advanced us $50,000. The Company and the shareholder agreed to a 12% interest rate on the unpaid balance and 400 shares of common stock. This note was paid off from the secondary public offering completed on December 13, 2007.

On December 16, 2005, the Company executed a $100,000 promissory note payable to Maj-Britt Rosenbaum. This note was due July 31, 2006, and bore an interest rate of 8% per annum payable at term of the note. Additional compensation included 600 shares of our common stock per month for each month the debt was outstanding. On February 9, 2006, the husband of the note holder, Michael Rosenbaum, was elected to our Board of Directors. On February 25, 2006, an additional $25,000 was advanced to us by Mrs. Rosenbaum for a total of $125,000. Mrs. Rosenbaum and the Company agreed to extend the term of the note based on terms consistent with the Bridge Financing Agreement which included the issuance of 6,667 shares of common stock. The value of the stock was determined by the closing market price on the date of the loan and was amortized over the term of the loan. On April 20, 2007, an agreement was reached to repay the loan of $125,000 to Mrs. Rosenbaum, plus interest at 8%, from the proceeds of the March 2007 private placement and agreed to exchange the shares into units of the Company’s secondary offering. The loan was repaid on May 4, 2007, along with interest of $10,800. At that time, the Company issued a total of 15,152 shares of common stock to Mrs. Rosenbaum under the terms of the agreement. On December 13, 2007, the bridge shares were exchanged for 11,364 unregistered units.

On August 1, 2007, the Board agreed to allow Mr. Noel J. Guillama and Mr. Donald B. Cohen to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively, for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2007. The balance of the amounts due: $487,647 for Mr. Guillama, which is composed of the $176,446 outstanding balance on the promissory note, $7,514 in unreimbursed expenses and $303,687 in accrued compensation; $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses. In addition, $234,583 of accrued compensation due to Mrs. Susan Guillama was converted into two year promissory notes at an interest rate of 8% per annum. On September 21, 2007, the Company executed the promissory notes with the three executives. As of October 31, 2008, the balance of the shareholder promissory notes for Mr. Guillama, Mr. Cohen and Mrs. Guillama were $315,019, $102,226 and $151,408, respectively, and accrued interest of $13,755. Interest paid at October 31, 2008 and 2007 was $46,639 and $0, respectively.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 7:

Commitments and Contingencies

Lease Commitments

Certain non-cancelable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized. The Company leases its corporate offices under operating lease agreements, which expire June 30, 2014 and April 30, 2013 for its Wellington and Miami, Florida offices, respectively. Total rental expense amounted to $269,541 and $326,901 for the years ended October 31, 2008 and 2007, respectively. The Company is obligated under capital leases. The leased property under the capital leases had a cost of $83,574 and accumulated depreciation of $21,833. Amortization of the leased property is included in depreciation expense.

Future minimum lease payments for these leases at October 31, 2008 are as follows:

For the Years Ended October 31,	Capital Leases	Operating Leases
2009	$23,805	$293,250
2010	16,036	308,332
2011	12,619	323,928
2012	12,619	339,561
2013	—	310,118
Total minimum lease payments	$65,079	$1,575,189
Less: amount representing interest	$(17,364)
Present value of net minimum lease payments	$47,715
Less: current portion	$(16,086)
Noncurrent portion	$31,629

Purchase Commitments

On February 14, 2008, the Company entered into an agreement with Net.Orange, Inc., a software development company, for the licensing of their healthcare clinical operating system and development of additional modules and enhancements. The agreement calls for, among other fees, an annual license fee of $100,000 plus development fees for the production of various modules or applications. This agreement will automatically renew for successive one year periods but is cancelable by either party with notification in writing at least 60 days prior to expiration of term.

See subsequent event Note 12.

Note 8:

Income Taxes

The Company’s evaluation of the tax benefit of its net operating loss carry forward is presented in the following table for years ended October 31, 2008 and 2007. At October 31, the tax amounts have been calculated using the 34% federal and 5.5% state income tax rate.

	2008	2007
Income tax (benefit) consists of
Current	$—	$—
Deferred	(3,256,280)	—
Provision (benefit) for income taxes	$(3,256,280)	$—

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 8:

Income Taxes (continued)

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2008	2007
		(restated)
Taxes computed at combined federal	$(7,812,024)	$(3,591,492)
Effect of non-deductible expenses	342,773	3,191
State income taxes, net of federal income tax benefit	(823,436)	(383,104)
Increase in deferred tax asset valuation allowance	5,036,407	3,971,405
Provision (benefit) for income taxes	$(3,256,280)	$—

The components of the deferred tax asset were as follows at October 31:

	2008	2007
		(restated)
Deferred tax assets:
Net operating loss carry forward and start up costs	$9,464,231	$3,550,747
Stock-based compensation	2,308,939	772,574
Debt discount	—	1,867,706
Depreciation	(44,164)	—
Charitable contributions	26,104	—
Accrued compensation	162,033	437,506
Accrued interest	—	243,654
Amortization - software	(8,549)	—
Total deferred tax assets	$11,908,594	$6,872,187

Valuation allowance:
Beginning of year	$(6,872,187)	$(2,900,782)
Increase during year	(5,036,407)	(3,971,405)
Ending balance	$(11,908,594)	$(6,872,187)

As of October 31, 2008, the Company had an unused net operating loss carry-forward of approximately $25,150,759 available for use on its future corporate income tax returns. This net operating loss carry forward begins to expire in October 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note 9:

Equity Compensation

2003 Incentive Equity and Option Plan

In October 2003, the Company adopted a stock option plan titled 2003 Incentive Equity and Option Plan. The purpose of the stock option plan was to increase the employees’ and non-employee directors’ interest in the Company and to align more closely their interests with the interests of our shareholders, as well as to attract and retain the services of experienced and highly qualified employees and non-employee directors.

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify. Any incentive option must provide for an exercise price of not less than 90% of the fair market value of the underlying shares on the date of such grant, and the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 9:

Equity Compensation (continued)

The term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The Board of Directors shall determine the exercise price of non-qualified options.

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

A summary of shares and options granted during the years ended October 31, 2008 and 2007 is shown below:

	2008			2007
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,400	—	—	2,400	—	—
Granted	84,630	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at October 31,	87,030	—	—	2,400	—	—
Exercisable at October 31,		—			—

Available for issuance at October 31 under the plan		110,570			197,600

2007 Equity Incentive Plan

On September 23, 2007, our Board adopted, subject to stockholder approval, the 2007 Equity Incentive Plan to align the interests of employees, consultants, and non-employee Board members with the interests of our stockholders, to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. The plan is administered by the Compensation and Options Committee, which has exclusive discretion to select the participants who will receive awards under the plan and to determine the type, size and terms of each award. The maximum aggregate number of shares, which may be optioned and sold under the plan, is 5,000,000 shares, subject to certain adjustments. On the first day of each fiscal year while the plan is in effect, such aggregate number of shares under the Plan shall be automatically increased by adding 33 1/3% of the increase in shares of common stock outstanding during the prior fiscal year; however, that the first such automatic increase shall be effective within 93 days following the date of approval of this plan by the Company shareholders, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions. The plan received stockholder approval on August 1, 2008 and is effective as of September 24, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 9:

Equity Compensation (continued)

The Company has not granted any incentive stock or options under the 2007 Equity Incentive Plan as of October 31, 2008. See Subsequent Events Note 12.

A summary of shares and options granted during the years ended October 31, 2008 and 2007 is shown below:

	2008			2007
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	—	2,580,651	$1.26	—	—	—
Granted	984,594	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at October 31,	984,594	2,580,651	—	—	—	—
Exercisable at October 31,		—			—

Available for issuance at October 31 under the plan		1,528,522			—

Key Executive Contract

On March 24, 2008, the Company entered into an amendment to an employment agreement (the “Amendment”) with Noel J. Guillama, the Chairman of the Board of Directors and Chief Executive Officer of the Company (the “Executive”). In accordance with the Amendment, the Executive is entitled to receive additional compensation in the form of various stock options, as described below.

The Executive was granted options to purchase 600,000 shares of the common stock of the Company on the effective date of the Amendment (the “Signing Options”). The Signing Options have an exercise price of the then current Volume Weighted Average Price (“VWAP”) calculated as the Company’s volume per day multiplied by the Company’s stock closing price for the last 30 days, then divided by the total shares traded for the period of the Company’s stock for the 30 days before the grant date ($2.06 per share). The Signing Options vest 25% on the grant date, with the remaining 75% vesting in three equal installments on January 1, 2009, 2010, and 2011. All Signing Options expire 10 years from the date of grant.

The Executive was granted options to purchase 20,000 shares of the common stock of the Company on the execution date of this first amendment, and will receive additional options annually to purchase 10,000 shares of common stock of the Company commencing January 1, 2009 (the “Longevity Options”). The Longevity Options have an exercise price of the then current VWAP of the Company’s stock for the 30 days before the grant date. The Longevity Options vest 25% on grant with the remaining 75% vesting on the first three anniversaries from the grant date. All Longevity Options expire 10 years from date of vesting.

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (the “Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenues are equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenues of the Company surpasses an incremental level of $20 million and the Company’s annual revenues are equal or exceed $45 million in increments of $20 million until $305 million in revenues. Each threshold will be paid only once and no grants will be awarded after March 1, 2013. The options will be granted within 30 days of the close of the fiscal year and will have an exercise price per share equal to the VWAP of the Company’s stock 30 calendar days preceding the grant date.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 9:

Equity Compensation (continued)

The Performance Options shall vest 25% on grant date with the remaining 75% vesting on the first three anniversaries from the grant date. All Performance Options shall expire 10 years from the date of vesting.

In addition, The Executive was issued a one time grant of a pool of options to purchase 700,000 shares of common stock of the Company (the “Extraordinary Options”), to be distributed among all key senior executives as proposed by the Executive and the Compensation Committee of the Board. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. The Extraordinary Options immediately vest, and expire 10 years from the date of vesting.

The compensation expense recognized for all equity-based awards is net of expected forfeitures and is recognized over the awards’ respective service periods. We recorded equity-based compensation expense for the years ended October 31, 2008 and 2007 of $4,197,915 and $1,044,997, respectively.

Repurchase of Warrants

In December 2007, the Company agreed to repurchase 70,911 placement agent warrants, exercisable at $8.25 per share, originally issued in relation to the Company’s private placements dated August 2006, December 2006 and March 2007. These warrants were repurchased for $1.00 per warrant for a total of $70,911.

Note 10: Secondary Public Offering

The Company’s secondary public offering became effective on December 12, 2007. The offering consisted of 1,200,000 units at a public offering price of $11.00 per unit. The units traded as a single security until separation on the 30th day, or January 14, 2008, at which time the units separated into the underlying securities. Each unit consisted of three shares of common stock, two Class A seven year non-callable warrants and two Class B seven year non-callable warrants, each warrant to purchase one share of common stock. Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price of $7.00 per share. Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00 per share. The total proceeds from the secondary public offering were $13,200,000. After expenses of $1,089,000 ($759,000, representing the underwriting discount of 5.75%, and $330,000, representing the representative’s non-accountable expense allowance of 2.5%), the Company received net proceeds of $12,111,000 before additional offering expenses of $614,456, of which $350,824 was paid in the prior fiscal quarter.

Note 11:

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

For the period ended October 31, 2008 and 2007 the Company had 10,360,236 warrants, with exercise prices ranging from $5.00 to $12.50 per share and 342,250 warrants with exercise prices ranging from $5.00 to $125.00 per share, respectively. For the period ended October 31, 2008 and 2007 the Company had 2,408,766 vested options with exercise prices ranging from $2.06 to $37.50 per share, which were exercisable at October 31, 2008 and 1,010,695 vested options with exercise prices ranging from $3.25 to $37.50 per share, which were exercisable at October 31, 2007, respectively. In addition, the Company has 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

THE QUANTUM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

Note 12:

Subsequent Events

On December 3, 2008, the Company entered into an E-business Hosting Agreement with IBM. This multiyear (36 month) agreement provides an advanced scalable platform for growth into national and international healthcare arenas. This agreement provides for information management, storage, security and privacy focus use in conjunction with the Company’s PWeR healthcare information platform. The Hosting Agreement the Company has entered into with IBM requires the payment of a one time payment of $81,217 in fiscal 2009, with recurring monthly payments of $37,000 beginning on the “service ready date.”

On December 26, 2008, the Company entered into an agreement for the private placement of securities with Paulson Investment Company, to serve as exclusive agent to place up to $2,000,000 of unsecured promissory notes. The Company will pay a cash fee equal to 10% of the gross proceeds of the Notes sold in this Offering and a non-accountable expense allowance equal to 3% of the gross proceeds of the Notes sold in this Offering. The engagement will terminate on March 31, 2009.

Through February 2009, the Company issued promissory notes to several individual investors who are also related parties for a total of $521,250. Interest will accrue during the term of the notes, and is payable upon maturity of the notes on March 31, 2009. In the event the obligations have not been paid in full by March 31, 2009, the obligations, plus interest accruing from the date hereof through the date of payment at the rate of 15%, compounded monthly. Borrower shall repay any or all amounts due under these notes at the closing of any public or private financing which the Company receives gross proceeds of at least $2,000,000.

On December 10, 2008, the Board of Directors approved a senior executive compensation package that is not only designed to compensate senior staff for their hard work and dedication to the Company but to promote Company goals, align the incentive system for the management team and to reward management for meeting their individual goals. This compensation package includes a short-term incentive cash equivalent bonus paid in Company stock-based on actual figures for earnings before tax (EBT) and the increases in revenues from fiscal 2007 to 2008, not to exceed 100% of base pay and payable no later than February 28, 2008, a one time retention award which consists of Company shares, vested immediately, and options that have a $0.50 strike price and vested over four years with 25% vested immediately and an individual management performance reward which is paid 50% in Company stock at the market price on grant day and vested over four years with 25% vested January 2, 2009 and 25% vested over the following three years and 50% paid in stock options priced at the 30-day VWAP preceding the date of award and vested over the same four year period as the shares. At the date of grant, a total of 415,875 options were granted to purchase Company stock at a total value of $137,239. Also, a total of 651,045 shares were granted with the first 25% vested at January 2, 2009 with a value of $135,578.