Form 10-Q
period 2009-01-31
QUANTUM GROUP INC /FL
filed 2009-03-23
CIK 1118847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

———————

THE QUANTUM GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-0774748
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

3420 Fairlane Farms Road, Suite C, Wellington, Florida 33414

(Address, including zip code, of principal executive offices)

(561) 798-9800

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 10,079,943 shares of the registrant’s common stock, par value $.001 per share, outstanding on March 16, 2009.

THE QUANTUM GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 4T.

Controls and Procedures

29

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

32

Item 1A.

Risk Factors

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults Upon Senior Securities

33

Item 4.

Submission of Matters to a Vote of Security Holders

33

Item 5.

Other Information

33

Item 6.

Exhibits

34

SIGNATURE

35

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2009 AND OCTOBER 31, 2008

	January 31, 2009 (Unaudited)	October 31, 2008 (Audited)
Assets
Current assets
Cash and cash equivalents	$162,491	$1,502,860
Restricted cash	52,258	52,258
Accounts receivable	—	752
Prepaid expenses	139,663	93,352
Total current assets	354,412	1,649,222
Property and equipment, net	311,793	341,259
Goodwill	23,300	23,300
Other assets	661,778	546,531
Total assets	$1,351,283	$2,560,312
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$389,536	$167,831
Accrued liabilities	380,686	617,584
Accrued payroll and payroll taxes	588,737	566,086
Due to HMOs	4,147,820	2,828,216
Notes payable and accrued interest – shareholders, current portion	590,191	568,653
Promissory notes payable and accrued interest	337,500	30,226
Notes payable, current portion	17,750
Capital lease obligation - current portion	12,245	16,086
Other current liabilities	327,316	249,649
Total current liabilities	6,791,781	5,044,331
Long-term debt
Loans payable, net of current portion	35,128	38,412
Capital lease obligation, net of current portion	29,964	31,629
Total long-term debt	65,092	70,041
Total liabilities	6,856,873	5,114,372

Commitments and contingencies

Shareholders’ deficit
Preferred Stock, $.001 par value per share,	—	—
30,000,000 shares authorized; no shares issued and outstanding
Common Stock, $.001 par value per share,	10,071	9,228
170,000,000 shares authorized; 10,071,229 and 9,227,800 shares issued and outstanding
Additional paid in capital	36,737,024	35,827,081
Accumulated deficit	(42,220,950)	(38,390,369)
Treasury stock, 62,225 and 0 shares	(31,735)	—
Total shareholders’ deficit	(5,505,590)	(2,554,060)
Total liabilities and shareholders’ deficit	$1,351,283	$2,560,312

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months Ended January 31,
	2009	2008
		(restated)
Revenues
Provider systems	$7,363,293	$2,463,542
Management support services	300	275,933
	7,363,593	2,739,475

Direct Costs
Provider systems	8,594,208	2,767,179
Management support services	—	199,579
	8,594,208	2,966,758

Gross profit (loss)	(1,230,615)	(227,283)

Operating expenses
Salaries and employee costs	1,621,436	1,856,640
Occupancy	88,754	86,140
Depreciation and amortization	48,228	30,059
Other general and administrative expenses	752,462	594,781

Total operating expenses	2,510,880	2,567,620

Loss from operations	(3,741,495)	(2,794,903)

Non-operating expenses
Amortization of debt discount	—	3,687,229
Amortization of financing fees	—	4,001,649
Gain on deconsolidation of billing companies	—	(303,662)
Interest and other expense	89,086	509,106

Total non-operating expenses	89,086	7,894,322

Loss before income tax provision	(3,830,581)	(10,689,225)

Income tax benefit	—	—

Net loss	$(3,830,581)	$(10,689,225)

Basic and diluted (loss) per common share	$(0.40)	$(1.85)

Weighted average number of common shares outstanding	9,461,224	5,783,585

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2008	—	$—	9,227,800	$9,228	$35,827,081	$—	$(38,390,369)	$(2,554,060)
Issuance of common stock – consultants	—	—	255,374	255	164,245	—	—	164,500
Issuance of common stock – employees	—	—	529,594	529	261,297	—	—	261,826
Issuance of common stock – board of directors	—	—	58,461	59	99,961	—	—	100,020
Issuance of equity for compensation	—	—	—	—	144,030	—	—	144,030
Amortization of deferred compensation	—	—	—	—	208,675	—	—	208,675
Contribution of shares received	—	—	—	—	31,735	(31,735)	—	—
Net loss	—	—	—	—	—	—	(3,830,581)	(3,830,581)
Balance at January 31, 2009	—	$—	10,071,229	$10,071	$36,737,024	$(31,735)	$(42,220,950)	$(5,505,590)

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months Ended January 31,
	2009	2008
		(restated)
OPERATING ACTIVITIES
Net Loss	$(3,830,581)	$(10,689,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,081	30,059
Amortization of financing costs and debt discount	12,500	7,688,878
Stock-based compensation – employees	614,531	506,279
Stock-based compensation – consultants and board of directors	294,228	14,907
Stock as part of interest	—	150,628
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	54,966
Decrease in other assets	—	106,425
Increase in prepaid expenses	(89,121)	—
Increase in due to HMOs	1,319,604	322,726
Increase (decrease) in accounts payable and accrued liabilities	106,668	(165,742)

Total adjustments	2,345,491	8,709,126

Net cash used in operating activities	(1,485,090)	(1,980,099)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,011)	(25,551)
Purchase of software	(150,000)	—

Net cash used in investing activities	(159,011)	(25,551)

FINANCING ACTIVITIES
Proceeds from secondary public offering	—	13,200,000
Proceeds from promissory notes	325,000	—
Payment of expenses – secondary public offerings	—	(1,352,632)
Repurchase of private placement warrants	—	(50,207)
Repayment on convertible debt	—	(1,398,144)
Repayments on capital lease obligations	(5,506)	(3,778)
Repayments on loans and notes payable	(15,762)	(760,285)

Net cash provided by financing activities	303,732	9,634,954

Net (decrease) increase in cash and cash equivalents	(1,340,369)	7,629,304

Cash and cash equivalents at beginning of period	1,502,860	530,720

Cash and cash equivalents at end of period	$162,491	$8,160,024

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months Ended January 31,
	2009	2008
		(restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$4,059	$248,729

Supplemental disclosures of non-cash investing and financing activities:

Shares reacquired	$31,735	$—
Issuance of units for bridge share exchange	$—	$3,941,205
Issuance of units for conversion of debt	$—	$5,205,882
Grant of options – consultants	$84,300
Issuance of units – conversion of executive accrued compensation	$—	$645,591
Debt discount	$57,352	$—

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 1: Description of Company

The Company is a Healthcare Services Organization (HSO), which provides business process solutions to the healthcare industry including support services and leading-edge technology. The Company coordinates the care of patients on behalf of the payers that have contracted with the company through the utilization of its network of independent physicians, other healthcare providers and its own technology systems. The Company’s primary stream of revenue flows from the monthly premiums received for assuming full risk management of these patients. The Company currently has contracts with payers for two types of insurance products, Medicare and Medicaid; and the Company is expanding services to include commercial and universal insurance products.

The Company’s model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. To accomplish the connectivity required for these communications, the Company has developed software technology to better manage its core business. The Company has a HIPAA compliant enterprise platform that includes multiple applications used by provider offices or hospitals. The platform, known as PWeR™ (Personal Wellness electronic Record™) is a low cost, multi-application, patient-centric platform capable of receiving patient information from multiple sources. PWeR is a simple to use software system written as Web-based, open architecture and is a software as a service (SaaS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels. Additionally, the Company has developed 18 provisional patents which provide business process design and medical trending analysis for the purpose of reducing medical costs and increasing individual wellness. PWeR is currently being marketed to the Company’s network of healthcare providers as well as healthcare providers outside the network, hospitals and other payers (i.e., state governments).

The Company also provides other services and products to healthcare providers in and outside of its network. These services include purchasing, technology and insurance products. These services are designed to reduce administrative time and expense from the physician’s practice and increase their revenue collection rate.

Since its inception, the Company has been heavily dependent upon the receipt of capital investment or other financing and revenue to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide funding and capital resources.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operating activities of approximately $1.6 million for the first quarter of 2009 and an accumulated deficit of approximately $42.2 million at January 31, 2009 that raises substantial doubt about its ability to continue as a going concern. If we do not obtain additional funding during March 2009, we may substantially curtail or cease our operations all together. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of the year ended October 31, 2009, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock trades on the NYSE Amex and the Company intends to raise additional public or private equity or debt. The Company may also secure strategic alliances or other joint ventures to defray a portion of its expenditures. No assurances can be made that the Company will be successful in these activities. Should the events not occur the financial statements will be materially affected. See “Liquidity and Capital Resources” for additional information.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restatement of Period Ended January 31, 2008 Financial Statements

The Company has restated its condensed consolidated financial statements for the first quarter of fiscal 2008 (the “Restatement”), and certain disclosures in notes to the condensed consolidated financial statements have been amended to reflect the Restatement adjustments.

The financial statements included in the original report have been restated to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO payer’s notification to the Company that it had reported to a regulatory agency that the Company was not at full risk during the year ended October 31, 2007, which was contrary to information previously provided to the Company. The full risk transactions related to the HMO payer in question have been reversed and the correct not at risk revenue and expenses have been recorded for the fiscal period in question. The table below illustrates the individual account/line items affected by the Restatement.

	As Restated	As Previously Reported
Condensed Consolidated Balance Sheet
Due to HMOs	$667,717	$613,154
Total current liabilities	2,627,370	2,572,807
Total liabilities	3,044,222	2,989,659
Additional paid in capital	34,844,782	31,923,418
Accumulated deficit	(29,359,334)	(26,313,013)
Total shareholders’ deficit	5,494,323	5,548,886

Condensed Consolidated Statement of Operations
Provider systems - revenue	$2,463,542	$2,660,022
Provider systems – direct costs	2,767,179	2,981,569
Gross profit	(227,283)	(245,193)
Loss from operations	(2,794,903)	(2,812,813)
Amortization of debt discount	3,687,229	76,738
Interest and other expenses	509,106	358,478
Total non-operating expenses	7,894,322	4,133,203
Loss before income tax provision	(10,689,225)	(6,946,016)
Net loss	(10,689,225)	(6,946,016)
Basic and diluted (loss) per common share	(1.85)	(1.20)

Condensed Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	$3,687,229	$76,738
Issuance of stock as payment of interest	150,628	—
Increase in due to HMOs	322,726	340,636
Issuance of units for bridge share exchange	3,804,733	3,942,375

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At both January 31, 2009 and October 31, 2008, the Company had restricted cash of $52,258, which serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At January 31, 2009, the Company maintained a cash balance of $69,430 in a checking account, and $93,061 in a money market account, respectively, at one banking institution. The bank has a strong rating issued by Standard and Poor’s. The aforementioned cash balance is not in excess of the $250,000 Federal Deposit Insurance Corporation (FDIC) insurable limit.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Due to HMO and IBNR

The HMO payers pay medical claims and other costs on the Company’s behalf. Based on the terms of the contracts with the HMO payers, a fund surplus or deficit is calculated from the HMO payers that is calculated by offsetting revenue earned with medical claims expense, calculated as claims paid on the Company’s behalf plus an amount reserved for claims incurred but not reported (“IBNR”). Estimated liability for IBNR claims is independently estimated based on industry experience as the Company does not yet have sufficient historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors including independent actuarial calculation.

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

JANUARY 31, 2009

(UNAUDITED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful lives. SFAS No. 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2008. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one step fair value based approach or when certain indicators of impairment are present.

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of January 31, 2009, there was no impairment of goodwill.

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

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the year ended October 31, 2008 the Company entered into an agreement with Net.Orange, Inc. for the development of additional software capabilities to incorporate enhancements to its healthcare software system for a monthly fee of $50,000. Amortization is expected to begin in the second quarter of fiscal 2009.

Reclassifications

Certain reclassifications have been made to the period ended January 31, 2008 to conform to the current period classifications. These reclassifications had no effect on reported results of operations or financial condition.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Provider Systems

The Company has entered into full risk contracts with eight payers of which five are HMO payers offering Medicare Advantage plans and providing members to a number of the Company’s community health systems (CHSs) in the state of Florida. The Company is at full risk for the medical costs for HMO payer members for four of these contracts. The revenue from the other contract is equal to the HMO payer’s payment of a capitation or fee-for-service fee due the Company’s contracted primary care physicians. One of these contracts will be at full risk when the membership under care reaches 300. Currently, the Company receives income from the HMO payer at a contracted fee-for-service for its primary care physicians plus an additional administrative fee on a per member per month basis. Under a full risk contract, the Company receives a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician. The fixed fee is based on a percentage of the premium the HMO payer receives from the Centers for Medicare and Medicaid Services (CMS). Revenue under this agreement is generally recorded in the period that the Company assumes responsibility to provide services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO payer plus a reserve for future medical costs incurred but not reported (IBNR).

Management Support Services

The majority of our revenue from management support services was generated by the medical billing and collection services company. We received a contractual fee based on the total claim reimbursement received by the billing company’s clients. These management agreements were terminated as of December 31, 2007. Currently the Company does not have any active management contracts.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities in the period ended January 31, 2009. The Company is required to adopt SFAS No. 157 for nonfinancial assets and liabilities in the period ended January 31, 2010. Adoption of SFAS No. 157 for financial assets and liabilities did not have material impact on the Company’s condensed consolidated financial condition or operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s condensed consolidated financial condition or operating results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS No. 141(R)), Business Combinations, and Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interest in Consolidated Financial Statements. These statements replace FASB Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The Company is evaluating the impact of these new standards on its condensed consolidated financial position or operating results.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not expect that this Statement will result in a change in current practice.

Note 3: Fair Value of Financial Instruments

On November 1, 2008, the Company adopted Statement SFAS No. 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

•

Level 1: valuations based on quoted prices for identical assets and liabilities in active markets.

•

Level 2: valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3: valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Adoption of SFAS No. 157 for financial assets and liabilities did not have material impact on the Company’s condensed consolidated financial condition or operating results.

Note 4: Property and Equipment

Property and equipment consists of the following at January 31, 2009 and October 31, 2008:

	January 31, 2009	October 31, 2008
Computer and other equipment	$234,917	$225,908
Furniture and fixtures	184,587	184,587
Automobile	49,574	49,574
Leasehold improvements	125,915	125,915
Total, at cost	594,993	585,984
Less: Accumulated depreciation	(283,200)	(244,725)
Property, plant and equipment, net	$311,793	$341,259

Depreciation expense for the period ended January 31, 2009 and 2008 was $38,476 and $27,100, respectively.

Note 5: Intellectual Property

Intellectual property consists of licensed technology and ongoing development costs relating to the Company’s healthcare clinical operating system and enhancements.

	January 31, 2009	October 31, 2008
Licensed technology	$100,000	$100,000
Development costs	500,000	350,000
Total, at cost	600,000	450,000
Less: Accumulated amortization	(100,000)	(75,000)
Intellectual property, net	$500,000	$375,000

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 5: Intellectual Property (continued)

Amortization expense for the three months ended January 31, 2009 and the year ended October 31, 2008 was $25,000 and $75,000, respectively.

Note 6: Debt

Secured Convertible Debentures

The Company raised $6,050,000 selling 121 private placement units consisting of an 8% secured convertible debt and 6,061 unregistered shares of common stock (bridge shares) during the period between August 2006 and May 2007 through the issuance of three private placement memoranda. Included in the terms of the units was the right of the investor to exchange the bridge shares received into unregistered units consistent with the units offered in the Company’s secondary public offering. On November 17, 2007, the Company gave the bridge investors two conversion options. Under the first option, the Bridge Notes converted into the Conversion Securities at 100% of the public offering price, which Conversion Securities and underlying securities are subject to a one year lockup. Under the second option, the Bridge Notes converted into the Conversion Securities at a 30% discount to the public offering price, which Conversion Securities and underlying securities are subject to a two year lockup. Under conversion options, the Company had agreed to pay an inducement fee of 3% the aggregate amount of principal and accrued interest, payable quarterly for one year, unless the lockups are earlier released. The first and second quarterly payments were made on April 15, 2008 and September 23, 2008, in the amount of $155,336 and $138,692, respectively. The remaining balance of $327,316 was due and payable at December 17, 2008, which remains outstanding at January 31, 2009.

Notes Payable

On November 30, 2005, the Company entered into a 13% two year callable loan agreement for $100,000. The terms of the loan agreement included quarterly interest-only payments. Additional compensation included 1,200 shares of common stock. The agreement contained an anti-dilution provision on the additional compensation shares whereby the lender received additional shares to maintain a specific percentage of ownership. The Company issued a total of 24,611 shares in common stock of which 18,926 shares were issued during the period ended January 31, 2008. This note was paid off from the proceeds from the Company’s secondary public offering on December 13, 2007.

Notes Payable-Shareholders

On August 1, 2007, the Board agreed to allow Mr. Noel J. Guillama and Mr. Donald B. Cohen to convert up to 50% of their accrued but unpaid compensation and bonuses as approved by the Board of Directors and other liabilities as of August 31, 2007, into unregistered units of common stock, Class A warrants and Class B warrants otherwise identical to the units offered in the Company’s secondary offering. Mr. Guillama and Mr. Cohen received a bonus as additional compensation to cover the tax liabilities associated with this conversion in the amount of $279,697 and $83,101, respectively, for the conversion into units of $487,647 and $158,121 of accrued compensation and other amounts owed, respectively. Mr. Guillama and Mr. Cohen received 44,332 and 14,375 units on December 13, 2007. The balance of the amounts due are $487,647 for Mr. Guillama, which is composed of the $176,446 outstanding balance on the promissory note, $7,514 in unreimbursed expenses and $303,687 in accrued compensation, and $158,121 for Mr. Cohen, which includes $128,213 in accrued compensation and $29,908 in unreimbursed expenses. In addition, $234,583 of accrued compensation due to Mrs. Susan Guillama was converted into two year promissory notes at an interest rate of 8% per annum. On September 21, 2007, the Company executed the promissory notes with the three executives. As of January 31, 2009, the balance of the shareholder promissory notes for Mr. Guillama, Mr. Cohen and Mrs. Guillama were $315,019, $102,226 and $151,408, respectively, and accrued interest of $27,510. These notes are considered in default and classified as short term.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 6: Debt (continued)

On December 26, 2008, the Company entered into an agreement for the private placement of securities with Paulson Investment Company, to serve as exclusive agent to place up to $2,000,000 of unsecured promissory notes. The minimum offering amount is $500,000 with a minimum subscription of $25,000 for each investor of the notes for this offering. The Company will pay a cash fee equal to 10% of the gross proceeds of the notes sold in this offering and a non-accountable expense allowance equal to 3% of the gross proceeds of the notes sold in this offering. The engagement will terminate on March 31, 2009.

On January 5, 2009, the Company executed a $100,000 promissory note payable to Noel J. Guillama, the Company’s Chairman of the Board, Chief Executive Officer and President, with a maturity date of March 31, 2009. No interest will accrue during the term of this note, except as otherwise provided herein. In lieu of the interest, the Company will pay Mr. Guillama the principal sum of $117,647 as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is reported as interest expense over the term of the note. As of January 31, 2009, $5,882 was charged to interest expense. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by Mr. Guillama. The Company will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

On January 12, 2009, the Company executed an $85,000 promissory note payable to Paulson Investment Company, Inc. with a maturity date of March 31, 2009. No interest will accrue during the term of this note, except as otherwise provided herein. In lieu of the interest, the Company will pay Paulson Investment Company the principal sum of $100,000 as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is reported as interest expense over the term of the note. As of January 31, 2009, $2,500 was charged to interest expense. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by Paulson Investment Company. The Company will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

On January 16, 2009, the Company executed a $100,000 promissory note payable to Charlemagne Holdings, Inc. (“CHI”) with a maturity date of March 31, 2009. CHI is solely owned by Gregg M. Steinberg, the Company’s Director. No interest will accrue during the term of this note, except as otherwise provided herein. In lieu of the interest, the Company will pay CHI the principal sum of $117,647as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is reported as interest expense over the term of the note. As of January 31, 2009, $2,941 was charged to interest expense. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by CHI. The Company will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

On January 23, 2009, the Company executed a $40,000 promissory note payable to Jose de la Torre, the Company’s Director, with a maturity date of March 31, 2009. No interest will accrue during the term of this note, except as otherwise provided herein. In lieu of the interest, the Company will pay Dr. de la Torre the principal sum of $47,059 as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is reported as interest expense over the term of the note. As of January 31, 2009, $1,176 was charged to interest expense. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by Dr. de la Torre. The Company will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 7: Commitments and Contingencies

On February 14, 2008, the Company entered into an agreement with Net.Orange, Inc., a software development company, for the licensing of their healthcare clinical operating system and development of additional modules and enhancements. The agreement calls for, among other fees, an annual license fee of $100,000 plus development fees for the production of various modules or applications. This agreement will automatically renew for successive one year periods but is cancelable by either party with notification in writing at least 60 days prior to expiration of term. The renewal date has been extended to July 1, 2009.

On December 3, 2008, the Company entered into an E-business Hosting Agreement with IBM. This multiyear (36 month) agreement provides an advanced scalable platform for growth into national and international healthcare arenas. This agreement provides for information management, storage, security and privacy focus use in conjunction with the Company’s PWeR healthcare information platform. The Hosting Agreement the Company has entered into with IBM requires the one time payment of $81,217 in fiscal 2009, with recurring monthly payments of $37,000 beginning on the service ready date.

Note 8: Equity

During the quarter ended January 31, 2009, 62,225 shares were returned to the Company. The shares were valued at the quoted market price on the date received.

Note 9: Equity Compensation

2003 Incentive Equity and Stock Option Plan

In October 2003, the Company adopted a stock option plan titled 2003 Incentive Equity and Option Plan. The purpose of the stock option plan was to increase the employees’ and non-employee directors’ interest in the Company and to align more closely their interests with the interests of the Company’s shareholders, as well as to attract and retain the services of experienced and highly qualified employees and non-employee directors.

Options granted under this plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify. Any incentive option must provide for an exercise price of not less than 90% of the fair market value of the underlying shares on the date of such grant, and the exercise price of any incentive option granted to an eligible employee owning more than 10% of the Company’s common stock must be at least 110% of such fair market value as determined on the date of the grant.

The term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the date of the grant. The Board of Directors shall determine the exercise price of non-qualified options.

The Company has reserved 200,000 shares of common stock under the plan. The Board of Directors, or a committee of the Board of Directors, will administer the plan including, without limitation, the selection of the persons who will be granted plan options under the plan, the type of plan option to be granted, the number of shares subject to each plan option, and the plan option price.

The per share exercise price of shares granted under the plan may be adjusted in the event of certain changes in the total purchase price payable upon the exercise in full of options granted under the plan. Officers, directors, and key employees of and consultants to the Company will be eligible to receive non-qualified options under the plan. Only officers, directors and employees of the Company who are employed by the Company, or by any subsidiary thereof, are eligible to receive incentive options.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 9: Equity Compensation (continued)

A summary of shares and options granted at January 31, 2009 and October 31, 2008 is shown below:

	January 31, 2009			October 31, 2008
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	87,030	—	—	2,400	—	—
Granted	—	—	—	84,630	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of the period	87,030	—	—	87,030	—	—

Available for issuance at end of the period under the plan		110,570			110,570

2007 Equity Incentive Plan

On September 23, 2007, the Company’s Board adopted, subject to stockholder approval, the 2007 Equity Incentive Plan to align the interests of employees, consultants, and non-employee Board members with the interests of the Company’s stockholders, to provide incentives for these persons to exert maximum efforts for the Company’s success and to encourage them to contribute materially to the Company’s growth. The plan is administered by the Compensation and Options Committee, which has exclusive discretion to select the participants who will receive awards under the plan and to determine the type, size and terms of each award. The maximum aggregate number of shares, which may be optioned and sold under the plan, is 5,000,000 shares, subject to certain adjustments. On the first day of each fiscal year while the plan is in effect, such aggregate number of shares under the Plan shall be automatically increased by adding 33 1/3% of the increase in shares of common stock outstanding during the prior fiscal year; however, that the first such automatic increase shall be effective within 93 days following the date of approval of this plan by the Company shareholders, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions. The plan received stockholder approval on August 1, 2008 and is effective as of September 24, 2007.

On December 10, 2008, the Board of Directors approved a senior executive compensation package that is not only designed to compensate senior staff for their hard work and dedication to the Company but to promote Company goals, align the incentive system for the management team and to reward management for meeting their individual goals. The compensation package includes the following:

•

Short-term incentive bonus: paid in Company stock based on actual figures for earnings before tax (EBT) and the increases in revenue from fiscal 2007 to 2008, not to exceed 100% of base pay and payable in Company stock no later than February 28, 2009. The Company shares vest 50% immediately, with the remaining 50% vesting at the first anniversary.

•

One-time retention award: consists of Company shares, vested immediately, and options that have a $0.50 strike that vest over four years with 25% vested immediately.

•

Individual management performance reward: paid 50% in Company stock at the market price on grant date that vest over four years with 25% vested January 2, 2009, 25% vested over the following three years, and 50% paid in stock options priced at the 30-day VWAP preceding the date of award and vested over the same period as the shares.

On December, 10, 2008, the Company granted 657,315 shares of Company stock and 415,875 options to key executives. The shares were valued using the quoted market price at the grant date. The options were valued using a Black-Scholes valuation methodology with a total value of $137,239. The variables used in the Black-Scholes valuation included a volatility rate of 108,190, risk-free rate of 4.5% and a life of four years.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 9: Equity Compensation (continued)

Name	Number of Shares	Value	Number of Options	Value
Short-term incentive bonus	241,440	$117,585	—	$—
One time retention award	135,000	$67,500	135,000	$44,550
Individual management performance reward	280,875	$140,438	280,875	$92,689

A summary of shares and options granted at January 31, 2009 and October 31, 2008 is shown below:

		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	984,594	2,580,651	$1.26	—	5,093,767	—
Granted	505,511	3,840,514	$0.50	984,594	2,580,651	$1.26
Exercised	—	—	—	—	—	—
Forfeited	—	940,720	—	—	—	—
Outstanding at end of the period	1,490,105	5,480,445	—	984,594	2,580,651	—

Available for issuance at end of the period under the plan		—			1,528,522

On December 26, 2008, all employees, including officers, were granted one additional option to purchase shares of the Company’s common stock for each option previously granted that have an exercise price between $1.50 and $3.00. Additionally, the Company granted two additional options to purchase shares of the Company’s common stock for each unexpired option previously granted to all employees including officers that have an exercise price above $3.00. A total of 3,346,770 options to purchase the Company’s common stock were granted and have a calculated value of $937,096. The options were valued using a Black-Scholes valuation methodology 113.3% volatility rate, risk-free rate of 3.25% and a life of five years.

On January 15, 2009, the senior executives and members of the board of directors forfeited 940,720 options to purchase shares of the Company’s common stock with an exercise price of $3.01 or greater as outlined in the table below.

Name	Title/Relationship	Number of Options	Exercise Price
Noel J. Guillama	Chairman, Chief Executive Officer,	632,000	$3.50-$12.00
	President
Donald B. Cohen	Executive Vice President, Chief	168,000	$3.50-$12.00
	Financial Officer
Susan D. Guillama	Executive Vice President, Chief	112,000	$3.50-$12.00
	Administrative Officer
Jose de la Torre	Director	10,000	$5.98-$7.25
Alberto Del Valle	Director	10,000	$5.98-$7.25
Lawrence B. Fisher	Director	10,000	$5.98-$7.25
Gregg M. Steinberg	Director	10,000	$5.98-$10.00

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

Note 9: Equity Compensation (continued)

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

The Executive also is entitled to receive options to purchase shares of the common stock of the Company based on the Company’s achievement of certain performance thresholds (the “Performance Options”). The Executive is entitled to receive options to purchase 50,000 shares of common stock in the event the Company’s annual revenue is equal or exceed $25 million in a fiscal year. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date. In addition, the Executive will receive options to purchase 50,000 shares of common stock every time the annual run rate (the monthly revenue multiplied by 12) of revenue of the Company surpasses an incremental level of $20 million and the Company’s annual revenue is equal or exceed $45 million in increments of $20 million until $305 million in revenue. Each threshold will be paid only once and no grants will be awarded after March 1, 2013. The options will be granted within 30 days of the close of the fiscal year and will have an exercise price per share equal to the VWAP of the Company’s stock 30 calendar days preceding the grant date.

The Performance Options shall vest 25% on grant date with the remaining 75% vesting on the first three anniversaries from the grant date. All Performance Options shall expire 10 years from the date of vesting.

In addition, The Executive was issued a one time grant of a pool of options to purchase 700,000 shares of common stock of the Company (the “Extraordinary Options”), to be distributed among all key senior executives as proposed by the Executive and the Compensation Committee of the Board. The exercise price per share is equal to the VWAP of the Company’s common stock for the 30 days preceding the grant date of March 24, 2008, which is the date of contract. The Extraordinary Options immediately vest, and expire 10 years from the date of vesting valued at $1.5 million.

The compensation expense recognized for all equity-based awards is net of expected forfeitures and is recognized over the awards’ respective service periods. The Company recorded equity-based compensation expense for the periods ended January 31, 2009 and 2008 of $9,750 and $0, respectively.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009

(UNAUDITED)

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

For the periods ended January 31, 2009 and 2008 the Company had 10,419,328 warrants, with exercise prices ranging from $0.50 to $12.50 per share and 10,360,236 warrants with exercise prices ranging from $5.00 to $12.50 per share, respectively. For the periods ended January 31, 2009 and 2008 the Company had 5,574,848 vested options with exercise prices ranging from $0.50 to $37.50 per share, which were exercisable at January 31, 2009 and 303,531 vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at January 31, 2008, respectively. In addition, the Company has 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

Note 12: Subsequent Events

Subsequent to January 31, 2009, the Company issued promissory notes to several individual investors who are also related parties for a total of $726,250. Interest will accrue during the term of the notes, and is payable upon maturity dates of the notes ranging from March 31, 2009 to June 30, 2009. In the event the obligations have not been paid in full by the applicable maturity dates, the obligations, plus interest accruing from the date hereof through the date of payment at the rate of 15%, compounded monthly. The Company will repay any or all amounts due under these notes at the closing of any public or private financing which the Company receives gross proceeds of at least $2,000,000. The investors will have the right to convert any or all of the principal payment at their discretion for common stock of the Company at a price of $0.50 per share.

Palm Beach Medical College, Inc. was incorporated during fiscal 2008 with activity commencing in the second quarter of fiscal 2009. Currently, the principal shareholders are The Quantum Group, Inc., Renaissance Health Systems, Inc., Dr. Carlos Martini, and Dr. Enrique Lavernia. Palm Beach Medical College is involved in aspects of the education of physicians using advanced educational methodologies.

On March 18, 2009, Noel J. Guillama, President and CEO of the Company, made a payment to a vendor on behalf of the Company in the amount of $51,217. Mr. Guillama was granted a collateral interest in all of the outstanding common stock of Renaissance Administrative Solutions, Inc. (RASI), a wholly-owned subsidiary of the Company. The Audit Committee of the Board has reviewed and approved the terms of this transaction.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

General

We are a Healthcare Services Organization (HSO) that provides business process solutions and service chain management to the healthcare industry, which include support services and leading-edge technology. We coordinate the care of patients on behalf of the payers1 that have contracted with us through the utilization of our network of independent physicians, other healthcare providers, and our own technology systems. Our primary stream of revenue flows from the monthly premiums received for assuming full risk management of these patients. We currently have contracts with payers for two types of insurance products, Medicare and Medicaid, and we are expanding services to include commercial and universal insurance products.

Our model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals, and payers. To accomplish the connectivity required for these communications, we have recently developed software technology to better manage its core business. We have a HIPAA2 compliant enterprise platform that includes multiple applications used by provider offices or hospitals known as PWeR™ (Personal Wellness electronic Record™). PWeR is a low cost, multi-application, patient-centric platform, capable of receiving patient information from multiple sources. PWeR is a simple to use software system written as Web-based, open architecture, and is software as a service (SaaS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels. We have engaged International Business Machines Corporation (“IBM”), a New York Stock Exchange listed company, to host our system, thereby providing reliability, security, scalability and privacy. We have filed 18 provisional patents with the United States Patent and Trademark Office, which support technology that is intended to enhance the capabilities of PWeR. The provisional patents include the improvement of prescription accuracy, real-time updates of patient records, streamlined inventory management of supplies within a healthcare provider’s facility, and customized interfaces with the PWeR platform for each user to provide for a more efficient and productive experience. PWeR is currently being marketed to our network of healthcare providers, as well as, healthcare providers outside the network, hospitals and other payers, such as state governments.

Provider Systems Revenue – Medicare Advantage

At the current time, all our revenue is generated from contracts with HMO payers that we have contracted with. We have eight signed contracts with HMO payers, of which we are providing services to five. Four of the five signed contracts are at “full risk”. A full risk contract means we assume the full financial risk of medical costs associated with the healthcare costs of the HMO member and receive a percentage of the premium that the HMO payer receives from the Center for Medicare and Medicaid Services (“CMS”). The fifth contract is also a full risk contract; however, we are not at full risk until we are assigned a minimum of 300 members by the HMO payer. We receive an administrative fee for the use of their network of healthcare providers.

The federal government, under proposed initiatives, is exploring ways to reduce the cost of healthcare as a whole, and Medicare and Medicaid in particular. These initiatives could reduce the premiums that CMS pays our HMO payers and in turn could reduce the revenue per member per month we receive. We cannot predict the certainty of any proposed changes to the Medicare and Medicaid requirements or funding. Any implementation of changes could adversely affect our future development and profitability of our provider systems.

———————

1

Payer refers to entities other than the patient that finance or reimburse the cost of health services. In most cases, this term refers to insurance carriers, other third party payers, or health plan sponsors (employers, governmental agencies or unions).

2

HIPAA refers to the Health Insurance Portability and Accountability Act of 1996.

We are planning to expand our services to include additional products such as commercial health insurance and expanding the type of payers we contract with.

PWeR™ – Personal Wellness electronic Record™

Due to the lack of automation in the healthcare industry, we have made a significant investment in our technology solution by licensing and developing various applications of PWeR to fill a gap in this industry’s ability to communicate, share information, and make more informed treatment decisions. PWeR is a patient-centric ERP system. ERP stands for Enterprise Resource Planning and is a way of integrating the data and processes of an organization into one single system. Usually ERP systems will have many components, including hardware and software to achieve integration. Most use a unified database to store data for various functions found throughout the organization. PWeR utilizes middleware architecture to serve as the platform for more than 24 software applications which have been integrated or developed. PWeR is designed to interface with electronic medical records (“EMRs”) or practice management software and is the first system to integrate the data from a patient’s EMR into a comprehensive disease management program, all within the same platform. As a result of the construction and capabilities of PWeR, we anticipate a reduction in our medical costs associated with our provider system. Additionally, we believe that there is a market for this technology solution throughout the healthcare industry. We are starting to market this solution to our network of healthcare providers, healthcare providers outside our network, hospitals and payers. With the emphasis by the federal government on the implementation of technology solutions for the healthcare industry through the American Recovery and Reinvestment Act of 2009, we believe that PWeR meets all requirements. The American Recovery and Reinvestment Act of 2009 authorized up to $19 billion over the next eight years to be spent on reimbursing providers who adopt approved EMR systems. We cannot predict if our PWeR platform will qualify for reimbursement, and if it does, exactly how much and/or how our subscribing users will be compensated. This is in part because the appropriate federal and state agencies have not yet detailed the use of such funds. This could have an impact on the sale and utilization of our PWeR platform.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities.

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

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our condensed consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical condensed consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our condensed consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements. We have discussed the development and selection of our critical accounting policies and related disclosures with our Audit Committee and have identified the following critical accounting policies for the current period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operating activities of approximately $1.6 million for the first quarter of 2009 and an accumulated deficit of approximately $42.2 million at January 31, 2009 that raises substantial doubt about its ability to continue as a going concern. If we do not obtain additional funding during March 2009, we may substantially curtail or cease our operations all together. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of the year ended October 31, 2009, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock trades on the NYSE Amex and the Company intends to raise additional public or private equity or debt. The Company may also secure strategic alliances or other joint ventures to defray a portion of its expenditures. No assurances can be made that the Company will be successful in these activities. Should the events not occur the financial statements will be materially affected.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our condensed consolidated financial statements the transactions of the billing companies that have been operating under management agreements under which we have taken on the profit and loss risk, thru December 31, 2007, the date of the termination of the management agreement.

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

Medicare Considerations

Substantially all of our provider systems revenue from continuing operations is based upon Medicare funded programs. The federal government from time to time explores ways to reduce medical care costs through Medicare reform and through healthcare reform generally. Any changes that would limit, reduce, or delay receipt of Medicare funding or any developments that would disqualify us from receiving Medicare funding could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. Due to the diverse range of proposals put forth and the uncertainty of any proposal’s adoption, we cannot predict what impact any Medicare reform proposal ultimately adopted may have on our business, financial position or results of operations.

Revenue Recognition

Under our full risk contracts with payers, we receive a percentage of premium or other capitated fee for each patient who chooses one of our network physicians as his or her primary care physician. Revenue under these agreements is generally recorded in the period we are responsible to provide services at the rates then in effect as determined by the respective contract. As part of the Medicare Advantage program, CMS periodically re-computes the premiums to be paid to the payers based on the updated health status of participants and demographic factors. We record any adjustments to these revenues at the time that the information necessary to make the determination of the adjustment is received from the payer.

Under our full risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. We are covered by stop loss insurance policies and programs that limit our maximum risk exposure for each of our patients.

The majority of our revenue from management support services was generated by the medical billing and collection services company. We received a contractual fee based on the total claim reimbursement received by the billing company’s clients. These management agreements were terminated as of December 31, 2007. Currently we do not have any active management contracts.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred but not reported (“IBNR”) in the period. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of January 31, 2009, the balance of IBNR allowance is $4,147,820. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the three months ended January 31, 2009, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at January 31, 2009. We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

Share-Based Payment

The provisions of Statement of Financial Accounting Standards No. 123R (SFAS No. 123(R)), Share-Based Payment, establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. We have elected to calculate the fair value of our employee stock options using the Black-Scholes option pricing model and the expense for option awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Liquidity and Capital Resources

Since our inception, we have funded our business primarily through sales of our equity and debt securities. For the quarter ended January 31, 2009, we have incurred a net loss from operations of more than $3.8 million and an accumulated deficit at January 31, 2009 of more than $42.2 million.

We had a working capital deficit at January 31, 2009 of $6,437,369 as compared to a working capital deficit of $5,657,271 at January 31, 2008, which represents an increase of $780,098. The increase in the working capital deficit is due to an increase in debt and due to HMOs. Due to HMOs is the net of premiums received from the HMO payers less medical costs paid by the HMO payers less any cash paid to the Company by HMO payer. The amount due HMO increase primarily because the medical expenses paid by the HMO exceeded the premiums earned.

We have been dependent upon private capital to meet our short and long-term cash needs. Depending on a number of variables including sale of our PWeR system and growth in patients under management we could continue to experience negative cash flow from operating activities through at least the next 12 months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. We also may need to raise additional financing if our business strategy is not successful, we do not achieve positive cash flow from operating activities, and/or we acquire one or more companies, technologies or assets. During the first quarter of fiscal 2009, we raised $325,000 by issuing promissory notes to our officers, directors and shareholders to meet immediate operational needs of our Company. Terms of these notes are described in detail under Note 6 to the condensed consolidated financial statements. An additional $546,250 was raised during February and March 2009 by issuing additional promissory notes to meet immediate operational needs of our Company. We believe that these proceeds along with our working capital resources are adequate to finance our operations through the end of March 2009, but we will need to engage in capital-raising transactions in 2009 or we will need to significantly modify our business plan in order to sustain our operations. If we do not obtain additional funding during March 2009, we may substantially curtail or cease our operations all together. Any future, additional capital will likely result in dilution to our current shareholders, which may be substantial. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. Refer to Item 5, “Other Information,” for information regarding a Notice of Continued Listing Deficiency from NYSE Amex.

Our development plan includes the identification of and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive healthcare management support services. We expect to secure financing for any such acquisition by obtaining additional financing from outside lenders.

Under the terms of certain lockup agreements between the Company and certain of its convertible debt holders from private placements of the Company’s securities in August 2006 through March 2007, we were required to pay a recurring fee to such debt holders who converted their convertible debt into units of unregistered securities of the Company sold in the December 2007 secondary public offering. The conversion fee was to be paid by the Company quarterly at a rate of 1% per month of the principal amount of the convertible debt plus accrued interest. To date, the Company has paid the first two quarterly payments for March and June 2008 with the remaining $327,316 unpaid and outstanding to date.

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

Financing Activities

Net cash of $303,732 was provided by financing activities for the three months ended January 31, 2009, compared to $9,634,954 for the three months ended January 31, 2008. We received $325,000 in promissory notes in the three months ended January 31, 2009. During the three months ended January 31, 2008, we received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,520,395 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

Operating Activities

Net cash of $1,485,090 was used in operating activities for the three months ended January 31, 2009, compared to $1,980,099 for the three months ended January 31, 2008. The decrease of $495,009 was primarily due to $300,000 paid in bonuses and $500,000 in deferred compensation paid during the period ended January 31, 2008.

Investing Activities

Net cash of $159,011 was used for investing activities for the three months ended January 31, 2009, compared to $25,551 for the three months ended January 31, 2008. Net cash for investing activities primarily relates to the purchase of software for development purchases related to PWeR.

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

Results of Operations

Three Months Ended January 31, 2009 as Compared to Three Months Ended January 31, 2008 (restated)

The following table presents the revenue and direct costs for the three months ended January 31, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2009	2008
		(restated)
Revenue
Provider systems	$7,363,293	$2,463,542
Management support services	300	275,933
	7,363,593	2,739,475
Direct Costs
Provider systems	8,594,208	2,767,179
Management support services	—	199,579
	8,594,208	2,966,758
Gross Profit	$(1,230,615)	$(227,283)

Revenue

Total revenue for the three months ended January 31, 2009 increased by $4,624,118, or 168.8%, compared to the three months ended January 31, 2008. The increase in revenue for the three months ended January 31, 2009 is a direct result of active contracts with five HMO payers. Provider systems revenue of $7,363,293 accounted for 99.9% of our total revenue for the three months ended January 31, 2009 as compared to provider systems revenue of $2,463,542, representing 90% of our total revenue for the three months ended January 31, 2008. Management support services revenue represents 0.1% of our total revenue, which decreased by $275,633 from the three months ended January 31, 2008 and the three months ended January 31, 2009 due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

Provider systems revenue growth is dependent on the number of new members/patients that enroll in the payer plans and are assigned to our healthcare providers. Although growth has been steady through January 31, 2009, additional growth has been limited by the fact that members cannot change payer networks freely due to the statutory restrictions governing the Medicare Advantage plans. We expect that the growth in the management support services revenue will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses, and joint ventures. Then, as we develop our sales and marketing capabilities, we expect that growth in management support services revenue will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs for the three months ended January 31, 2009 increased $5,627,450 compared to the three months ended January 31, 2008. Provider system costs increased $5,827,029 from the three months ended January 31, 2008. Provider systems direct costs increased because we were responsible for approximately 6,538 additional patient months under our HMO payer contracts as of the three months ended 2009 as compared to the same period in 2008. Management support services costs decreased by $199,579 from the three months ended January 31, 2008. This decrease was due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

The direct costs amount for the three months ended January 31, 2009, includes $8,134,082 of claims paid and reserved. During the three months ended January 31, 2009, an additional $460,127 was paid for reinsurance to cover excessive medical costs (stop loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions, which will eventually reverse our negative gross profit. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collection services companies that were under management contracts and which were incurred through December 2007.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three months ended January 31, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended January 31,
	2009	2008
		(restated)
Operating expenses
Salaries and employee costs	$1,158,435	$1,445,447
Stock-based compensation	463,001	411,193
Occupancy	88,754	86,140
Depreciation and amortization	48,228	30,059
Other general and administrative expenses	752,462	594,781
Total operating expenses	$2,510,880	$2,567,620

Non-operating expenses
Amortization of debt discount	$12,500	$4,001,649
Amortization of financing costs	—	3,687,229
Gain on deconsolidation of billing companies	—	(303,662)
Interest and other expense	76,586	509,106
Total non-operating expenses	$89,086	$7,894,322

Operating expenses for the three months ended January 31, 2009 decreased $56,740 from the three months ended January 31, 2008. Salaries and employee costs decreased $287,012 due to $300,000 in bonuses and $500,000 paid in deferred compensation during January 31, 2008. Headcount increased from January 31, 2008 to January 31, 2009 by 38 employees, which accounted for a $500,000 increase in salaries. Stock-based compensation increased by $51,808 primarily due to the granting of options related to the Amendment to Noel J. Guillama’s Executive Employment Agreement. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses increased by $157,681, which for the three months ended January 31, 2009 includes $183,413 in legal, consulting, and software development. Non-operating expenses decreased $7,805,236, which is due to costs associated with the decrease in the amortization of financing costs and debt discount.

Net Loss

Net loss for the three months ended January 31, 2009 and 2008 was $3,830,581 and $10,689,225, respectively, representing a decrease of $6,858,644 from the three months ended January 31, 2008. The majority of the decrease was attributed to costs related to the debt financing of $3,687,229 and the amortization of the debt discount of $4,001,649 for the three months ended January 31, 2008. Net loss per share was $0.40 and $1.85 for the three months ended January 31, 2009 and 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

Item 4T.

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

The Certifying Officers determined that certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this Quarterly Report. The Certifying Officers determined that the Company’s lack of formal control design structure to close financial statements to prepare for the annual audit or quarterly reviews constituted significant deficiencies as of the end of the same period.

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

As a result of these findings, the Company has determined that in order to remedy these control deficiencies it needed to hire additional accounting and finance personnel having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. No additional changes to the Company’s disclosure controls and procedures were needed in response to the deficiencies described above. The Company commenced its remediation efforts and since then has hired 3 additional accounting and finance personnel having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of US GAAP and SEC reporting matters. No additional changes to the Company disclosure controls and procedures were needed in response to the deficiencies described above.

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

On September 19, 2008, the Company filed its amended Annual Report on Form 10-KSB, Quarterly Report on Form 10-QSB with interim financial statements for the fiscal periods ended October 31, 2007, January 31, 2008 and April 30, 2008, respectively. The purpose of these restated filings was to reflect (i) the appropriate allocation of the components of the Company’s securities offered in connection with various private placements dated August 29, 2006, December 18, 2006 and March 29, 2007, which securities included secured convertible debentures with a beneficial conversion feature and common stock, and (ii) the resulting amortization of the corresponding costs. In addition, the Company updated and corrected its revenue and medical cost disclosures following one of the HMO payer’s notification to the Company that it had reported to a regulatory agency that the Company was not at risk. The full risk transactions related to the HMO payer in question were reversed and the correct not at risk revenue and expenses were recorded for the fiscal periods in question. At the time of its evaluations in connection with the Annual Report, the Company did not believe that the restatements were as a result of material weaknesses in the Company’s controls and disclosures. The Company reviewed its financial controls in light of these restatements and the isolated, non-recurring nature of the transactions that caused such restatements. The Company intends to continue its reviews and updates of its controls procedures, as from time to time, it may deem so appropriate.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Appropriate legends were affixed to the certificates representing the securities issued. During the first quarter, we issued:

•

526,460 shares of common stock to our employees as compensation for their services;

•

255,374 shares of common stock to consultants as compensation for their services; and

•

58,461 shares of common stock to the board of directors as compensation for their services.

From January to March 2009, we executed several promissory notes with certain of our executive officers and directors for the purposes of obtaining working capital to continue our operations. The following table lists certain pertinent information relating to such promissory notes:

Name of the Person/Entity	Title/Relationship	Note Amount (2)		Repayment Amount (2)
Noel J. Guillama	Chairman, Chief Executive Officer, President	$100,000		$117,647
Donald B. Cohen	Executive Vice President, Chief Financial Officer	$70,000	(1)	$82,354	(1)
Susan Darby Guillama	Executive Vice President, Chief Administrative Officer	$20,000		$23,530
Paulson Investment Company, Inc.	Shareholder	$85,000		$100,000
Charlemagne Holdings, Inc.	Shareholder (3)	$100,000		$117,647
Paulson Investment Company, Inc.	Shareholder	$106,250		$125,000
Jose de la Torre	Director	$40,000		$47,059
Gendal Associates, Inc. Pension Plan	Shareholder	$50,000		$58,824
Paulson Investment Company, Inc.	Shareholder	$100,000		$120,000
Nidia Chediak	Investor	$20,000		$23,530
Milton Lavernia	Investor	$70,000		$82,353
Jose Quinones	Investor	$20,000		$23,530
Enrique Lavernia	Investor	$90,000		$105,882
Larry Hopfenspirger	Investor	$60,000		$70,589
Larry Hopfenspirger	Investor	$20,000		$23,530
Paulson Investment Company, Inc.	Investor	$100,000		$117,647

———————

(1)

Represents (i) February 2, 2009 promissory note in the principal amount of $50,000, and (ii) February 4, 2009 promissory note in the principal amount of $20,000. The repayment amount on the notes are $58,824 and $23,530, respectively.

(2)

The difference between the obligation and the principal payment will be treated as an original issue discount and be reported as interest expense. The principal payment will be due and payable on various dates through June 30, 2009. If the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of 12 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment by each note holder. We will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

(3)

Charlemagne Holdings, Inc. is solely owned by Gregg M. Steinberg, our director.

Use of Proceeds from Registered Securities

None.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Notice of NYSE Amex Delisting

On March 17, 2009, the Company received notice from the NYSE Amex (formerly American Stock Exchange (the “Exchange”)) notifying the Company it is not in compliance with Section 1003(a)(iv) of the Company Guide. Specifically, the Exchange staff noted that the Company sustained losses which are so substantial in relation to its overall operations or its existing financial sources that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain its listing, the Company intends to submit a plan by April 16, 2009 outlining its compliance strategy with the continued listing deficiency by September 17, 2009. If the Company’s plan to regain compliance is accepted by the Exchange, the Company may be able to continue its listing during this period, during which time it will be subject to periodic review to determine progress consistent with the plan. If the Company does not submit a plan or if the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. Under Company Guide rules, the Company has the right to appeal the determination by the Exchange staff to initiate delisting proceedings. There is no assurance that the Exchange staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe. Effective within 5 days of the receipt of the above-referenced deficiency, the Company’s stock trading symbol will be “.BC” indicator denoting the Company’s current noncompliance. The indicator will remain in place until the Company regains compliance with all applicable continued listing requirements.

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
10.1		e-Business Hosting Agreement by and between the Company and IBM dated as of December 2, 2008 (1)
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

———————

(1)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 20, 2009.

(2)

Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 23, 2009

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President and Chief Executive Officer