Form 10-Q
period 2009-04-30
QUANTUM GROUP INC /FL
filed 2009-06-22
CIK 1118847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

There were 11,428,141 shares of the registrant’s common stock, par value $.001 per share, outstanding on June 12, 2009.

THE QUANTUM GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4T.

Controls and Procedures

26

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

SIGNATURE

30

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2009 AND OCTOBER 31, 2008

	April 30, 2009 (Unaudited)	October 31, 2008 (Audited)
Assets
Current assets
Cash and cash equivalents	$52,039	$1,502,860
Restricted cash	52,294	52,258
Prepaid expenses	128,655	93,352
Other current assets	87,030	752
Total current assets	320,018	1,649,222
Property and equipment, net	287,425	341,259
Goodwill	23,300	23,300
Software development and other assets	803,991	546,531
Total assets	$1,434,734	$2,560,312
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,020,548	$167,831
Accrued liabilities	552,713	617,584
Accrued payroll and payroll taxes	925,927	566,086
Due to HMOs	4,256,281	2,828,216
Notes payable and accrued interest – shareholders	606,195	568,653
Promissory notes payable and accrued interest	862,971	30,226
Notes payable, current portion	11,271	—
Capital lease obligation, current portion	12,552	16,086
Other current liabilities	327,316	249,649
Total current liabilities	8,575,774	5,044,331
Long-term debt
Notes payable, net of current portion	33,331	38,412
Capital lease obligation, net of current portion	26,026	31,629
Total long-term debt	59,357	70,041
Total liabilities	8,635,131	5,114,372

Commitments and contingencies

Shareholders’ deficit
Preferred Stock, $.001 par value per share,	—	—
30,000,000 shares authorized; no shares issued and outstanding
Common Stock, $.001 par value per share,	11,275	9,228
170,000,000 shares authorized; 11,275,025 and 9,227,800 shares issued and outstanding
Additional paid in capital	39,181,873	35,827,081
Accumulated deficit	(46,395,867)	(38,390,369)
Treasury stock, 67,165 and 0 shares	(38,058)	—
Non-controlling interest	40,380	—
Total shareholders’ deficit	(7,200,397)	(2,554,060)
Total liabilities and shareholders’ deficit	$1,434,734	$2,560,312

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
		(restated)		(restated)
Revenues
Provider systems	$8,308,967	$3,755,188	$15,672,260	$6,218,730
Management support services	—	20,100	300	296,033
	8,308,967	3,775,288	15,672,560	6,514,763

Direct Costs
Provider systems	8,368,606	4,658,141	16,962,814	7,425,320
Management support services	—	13,500	—	213,079
	8,368,606	4,671,641	16,962,814	7,638,399

Gross profit (loss)	(59,639)	(896,353)	(1,290,254)	(1,123,636)

Operating expenses
Salaries and employee costs	1,372,697	3,067,662	2,994,133	4,924,301
Occupancy	88,827	85,427	177,580	171,567
Depreciation and amortization	46,467	56,317	94,695	86,376
Other general and administrative expenses	971,518	754,894	1,723,981	1,349,675

Total operating expenses	2,479,509	3,964,300	4,990,389	6,531,919

Loss from operations	(2,539,148)	(4,860,653)	(6,280,643)	(7,655,555)

Non-operating expenses
Amortization of financing costs	1,637,467	—	1,649,967	7,688,878
Gain on disposal of assets		(8,803)		(312,465)
Interest and other expense	23,122	74,945	99,708	584,051

Total non-operating expenses	1,660,589	66,142	1,749,675	7,960,464

Loss before non-controlling interest	(4,199,737)	(4,926,795)	(8,000,318)	(15,616,019)

Less: Non-controlling interest	24,820	—	24,820	—

Loss before income tax provision	(4,174,917)	(4,926,795)	(8,005,498)	(15,616,019)
Income tax provision	—	—	—	—
Net loss	$(4,174,917)	$(4,926,795)	$(8,005,498)	$(15,616,019)

Basic and diluted (loss) per common share	$(.41)	$(0.56)	$(.81)	$(2.14)

Weighted average number of common shares outstanding	10,027,456	8,874,249	9,897,399	7,311,935

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Non- controlling Interest	Accumulated Deficit	Total Equity
	# of Shares	Amount	# of Shares	Amount
Balance at October 31, 2008	—	$—	9,227,800	$9,228	$35,827,081	$—	$—	$(38,390,369)	$(2,554,060)
Issuance of common stock – consultants	—	—	333,445	333	216,713	—	—	—	217,046
Issuance of common stock – employees	—	—	531,594	531	277,054	—	—	—	277,585
Issuance of common stock – board of directors	—	—	82,577	83	117,667	—	—	—	117,750
Issuance of equity for conversion of debt	—	—	1,099,609	1,100	545,963	—	—	—	547,063
Amortization of debt discount arising from beneficial conversion right	—	—	—	—	1,351,002	—	—	—	1,351,002
Amortization of finance costs	—	—	—	—	361,060	—	—	—	361,060
Issuance of equity for compensation	—	—	—	—	163,300	—	—	—	163,300
Amortization of deferred compensation	—	—	—	—	283,975	—	—	—	283,975
Contribution of shares received	—	—	—	—	38,058	(38,058)	—	—	—
Non-controlling interest	—	—	—	—	—	—	40,380	—	40,380
Net loss	—	—	—	—	—	—	—	(8,005,498)	(8,005,498)
Balance at April 30, 2009	—	$—	11,275,025	$11,275	$39,181,873	$(38,058)	$40,380	$(46,395,867)	$(7,200,397)

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	For the Six Months Ended April 30,
	2009	2008
	(unaudited)	(restated)
OPERATING ACTIVITIES
Net Loss	$(8,005,498)	$(15,616,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,695	86,376
Amortization of financing costs	1,649,967	7,688,878
Amortization of deferred compensation	283,975	2,530,542
Amortization of options-consulting	52,871	—
Amortization of license fee	25,000	—
Allowance for doubtful accounts	752	—
Amortization of prepaid expenses	13,853	—
Minority interest	(24,820)	—
Gain on sale of property and equipment	—	(8,803)
Issuance of equity for compensation	775,682	72,868
Issuance of stock in lieu of cash	—	14,907
Issuance of stock as payment of interest	—	150,628
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	54,965
Decrease (increase) in other assets	(179,448)	(106,706)
Increase in due to HMOs	1,428,065	1,258,261
Increase (decrease) in accounts payable and accrued liabilities	1,262,900	(31,469)

Total adjustments	5,383,492	11,710,447

Net cash used in operating activities	(2,622,006)	(3,905,572)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,091)	(408,074)
Sale of fixed assets	—	7,053
Purchase of software	(300,000)	—
Net cash used in investing activities	(327,091)	(401,021)

FINANCING ACTIVITIES
Proceeds from secondary public offering	—	13,200,000
Proceeds from promissory	1,466,250	—
Payment of expenses – secondary public offerings	—	(1,352,632)
Repurchase of private placement warrants	—	(50,207)
Repayment on convertible debt	—	(1,535,969)
Minority interest investment in consolidated subsidiary	65,200	—
Repayments on capital lease obligations	(9,137)	(7,730)
Repayments on loans and notes payable	(24,037)	(984,426)
Net increase in cash provided by financing activities	1,498,276	9,269,036

Net (decrease) increase in cash and cash equivalents	(1,450,821)	4,962,443
Cash and cash equivalents at beginning of period	1,502,860	530,720
Cash at end of period	$52,039	$5,493,163

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	For the Six Months Ended April 30,
	2009	2008
	(unaudited)	(restated)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$4,059	$403,345

Supplemental disclosures of non-cash investing and financing activities:

Shares reacquired	$38,058	$—
Issuance of units for bridge share exchange	$—	$3,942,375
Issuance of units for conversion of debt	$—	$5,193,718
Grant of options – consultants	$84,300	$—
Issuance of units – conversion of executive accrued compensation	$—	$645,767
Notes payable – fixed asset acquisition	$—	$49,133
Debt discount	$57,352	$—
Issuance of shares for conversion of debt	$547,063	$—

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

The Company’s model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. To accomplish the connectivity required for these communications, the Company has developed software technology to better manage its core business. The Company has a HIPAA compliant enterprise platform that includes multiple applications used by provider offices or hospitals. The platform, known as PWeR™ (Personal Wellness electronic Record) is a low cost, multi-application, patient-centric platform capable of receiving patient information from multiple sources. PWeR is a simple to use software system written as Web-based, open architecture and is a software as a service (SaaS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels. Additionally, the Company has developed 19 provisional patents, which provide business process design and medical trending analysis for the purpose of reducing medical costs and increasing individual wellness. PWeR is currently being marketed to the Company’s network of healthcare providers as well as healthcare providers outside the network, hospitals and other payers (i.e., state governments).

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements of the Quantum Group, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements for the year ended October 31, 2008. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

The Company recommends that the accompanying condensed consolidated financial statements for the interim period be read in conjunction with the Company's consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operating activities of approximately $2.6 million for the six months ended April 30, 2009 and an accumulated deficit of more than $46.4 million at April 30, 2009 that raises substantial doubt about its ability to continue as a going concern. If the Company does not obtain additional

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

funding within a short period of time, it may be required to substantially curtail or cease operations altogether. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of the year ended October 31, 2009, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock trades on the NYSE Amex and the Company intends to raise additional public or private equity or debt. The Company may also secure strategic alliances or other joint ventures to defray a portion of its expenditures. No assurances can be made that the Company will be successful in these activities. Should the events not occur, the financial statements will be materially affected. See “Liquidity and Capital Resources” for additional information.

Restatement of Period Ended April 30, 2008 Financial Statements

The Company has restated its condensed consolidated financial statements for the second quarter of fiscal 2008 (the “Restatement”), and certain disclosures in notes to the condensed consolidated financial statements have been amended to reflect the Restatement adjustments.

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

For the six months ended April 30, 2008:

	As Restated	As Previously Reported
Condensed Consolidated Balance Sheet
Due to HMOs	$1,603,251	$1,525,867
Total current liabilities	3,632,179	3,554,795
Total liabilities	3,911,550	3,834,166
Additional paid in capital	36,904,104	38,867,144
Accumulated deficit	(34,286,128)	(31,216,986)
Total shareholders’ deficit	2,626,860	2,704,243

Condensed Consolidated Statement of Operations
Provider systems – revenue	$6,218,730	$6,892,720
Provider systems – direct costs	7,425,320	8,094,400
Gross profit	(1,123,636)	(1,118,726)
Loss from operations	(7,655,555)	(7,650,644)
Amortization of debt discount	3,687,229	76,738
Interest and other expenses	584,051	433,423
Total non-operating expenses	7,960,464	4,199,345
Loss before income tax provision	(15,616,019)	(11,849,989)
Net loss	(15,616,019)	(11,849,989)
Basic and diluted (loss) per common share	(2.14)	(1.62)

Condensed Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing costs	$3,687,229	$4,078,387
Amortization of debt discount	4,001,649	—
Issuance of stock – board of directors	—	350,818
Amortization of deferred compensation	2,530,542	2,179,724
Issuance of equity for compensation	72,868	72,894
Issuance of stock in lieu of cash	14,907	14,910
Issuance of stock as payment of interest	150,628	—
Increase in due to HMOs	1,258,261	1,253,349

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At April 30, 2009 and October 31, 2008, the Company had restricted cash of $50,000, which serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At April 30, 2009, the Company maintained a cash balance of $51,512 in a checking account, and $527 in a money market account, respectively, at one banking institution. The bank has a strong rating issued by Standard and Poor’s. The aforementioned cash balance is not in excess of the $250,000 Federal Deposit Insurance Corporation (FDIC) insurable limit.

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

Goodwill is recorded in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of April 30, 2009, there was no impairment of goodwill.

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

Reclassifications

Certain reclassifications have been made to the period ended April 30, 2008 to conform to the current period classifications. These reclassifications had no effect on reported results of operations or financial condition.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No 165 (SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company does not expect that this Statement will result in a change in current practice.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3: Fair Value of Financial Instruments (Continued)

•

Level 3: valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Adoption of SFAS No. 157 for financial assets and liabilities did not have material impact on the Company’s condensed consolidated financial condition or operating results.

Note 4: Property and Equipment

Property and equipment consists of the following at April 30, 2009 and October 31, 2008:

	April 30, 2009	October 31, 2008
Computer and other equipment	$248,475	$225,908
Furniture and fixtures	184,587	184,587
Automobile	49,574	49,574
Leasehold improvements	125,915	125,915
Total, at cost	608,551	585,984
Less: Accumulated depreciation	(321,126)	(244,725)
Property, plant and equipment, net	$287,425	$341,259

Depreciation expense for the six months ended April 30, 2009 and 2008 was $73,517 and $61,376, respectively.

Note 5: Intellectual Property

Intellectual property consists of licensed technology and ongoing development costs relating to the Company’s healthcare clinical operating system and enhancements.

	April 30, 2009	October 31, 2008
Licensed technology	$100,000	$100,000
Development costs	650,000	350,000
Total, at cost	750,000	450,000
Less: Accumulated amortization	(100,000)	(75,000)
Intellectual property, net	$650,000	$375,000

Amortization expense for the six months ended April 30, 2009 and 2008 was $25,000 and $25,000, respectively.

Note 6: Debt

Notes Payable

During the six months ended April 30, 2009, the Company executed $823,534 in convertible original issue discount promissory bridge notes with a total investment of $700,000 payable to several individual investors with a maturity date ranging from April 20 to June 30, 2009.  The difference between the principal obligation and the amount received is being treated as “original issue discount” and is being amortized over the term of the note.   The promissory notes are convertible into shares of the Company’s common stock at a rate of $0.50 per share. If the notes are not paid in full by June 30, 2009, interest will accrue on the outstanding principal obligation from the maturity date through the date of payment at the rate of 15%, compounded monthly. During the six months ended, April 30, 2009, $540,000 of these promissory notes with an accreted value of $635,298 were converted into 1,270,594 shares of the Company’s common stock at $.50 per share. As of April 30, 2009, $123,534 of the discount related to these notes has been amortized.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6: Debt (Continued)

Notes Payable-Shareholders

On September 21, 2007, the Company executed two year promissory notes at an interest rate of 8% per annum with the three executives. As of April 30, 2009, the balance of the shareholder promissory notes for Mr. Guillama, Mr. Cohen and Ms. Gallagher were $315,019, $102,226 and $151,408, respectively, and accrued interest of $37,542. These notes are considered in default and classified as short term.

During the six months ended April 30, 2009, the Company executed $330,000 in promissory notes payable to the executives and Board of Directors with the same terms as the promissory notes as stated in Notes Payable above. On April 3, 2009, the Company agreed to issue non-qualified warrants to purchase shares of common stock at $1.00 per share for every $1.00 invested to waive the conversion feature and extend the maturity date of the note to June 30, 2009. On April 27, 2009, the agreement was amended to increase the warrant to three shares of common stock at $1.00 per share for five years and a cash payment in the amount of 115% of the initial investment. The difference between the obligation and the principal payment is being treated as “original issue discount” and is amortized over the term of the notes. If the obligation has not been paid in full by June 30, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis, will thereafter be payable 60 days after demand for payment. The Company will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000. As of April 30, 2009, the discount related to this note has been fully amortized.

During the six months ended April 30, 2009, the Company executed $356,250 in promissory notes payable to Paulson Investment Company, Inc. with the same terms as stated in Notes Payable above with maturity dates varying between April 30, 2009 and July 31, 2009. The Company will pay Paulson Investment Company, Inc., the principal sum of $421,471 as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is amortized over the term of the notes. As of April 30, 2009, $43,849 of the discounts related to these notes has been amortized.

Note 7: Commitments and Contingencies

On February 14, 2008, the Company entered into an agreement with Net.Orange, Inc., a software development company, for the licensing of their healthcare clinical operating system and development of additional modules and enhancements. The agreement calls for, among other fees, an annual license fee of $100,000 plus monthly development fees of $50,000 for the production of various modules or applications. This agreement will automatically renew for successive one year periods but is cancelable by either party with notification in writing at least 60 days prior to expiration of term. The renewal date has been extended to July 1, 2009.

On December 3, 2008, the Company entered into an E-business Hosting Agreement with IBM. This multiyear (36 month) agreement provides an advanced scalable platform for growth into national and international healthcare arenas. This agreement provides for information management, storage, security and privacy focus use in conjunction with the Company’s PWeR healthcare information platform. The Hosting Agreement the Company has entered into with IBM requires the onetime payment of $81,217 in fiscal 2009, with recurring monthly payments of $37,000 beginning on the Service Ready Date, as defined in the Agreement. As of April 30, 2009, $81,217 was paid to IBM.

Note 8: Equity

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

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

A summary of shares and options granted at April 30, 2009 and October 31, 2008 is shown below:

	April 30, 2009			October 31, 2008
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	87,030	—	—	2,400	—	—
Granted	—	—	—	84,630	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of the period	87,030	—	—	87,030	—	—

Available for issuance at end of the period under the plan		110,570			110,570

2007 Equity Incentive Plan

On September 23, 2007, the Company’s Board adopted, subject to shareholder approval, the 2007 Equity Incentive Plan to align the interests of employees, consultants, and non-employee Board members with the interests of the Company’s shareholders, to provide incentives for these persons to exert maximum efforts for the Company’s success and to encourage them to contribute materially to the Company’s growth. The plan is administered by the Compensation and Options Committee, which has exclusive discretion to select the participants who will receive awards under the plan and to determine the type, size and terms of each award. The maximum aggregate number of shares, which may be optioned and sold under the plan, is 5,000,000 shares, subject to certain adjustments. On the first day of each fiscal year while the plan is in effect, such aggregate number of shares under the Plan shall be automatically increased by adding 33 1/3% of the increase in shares of common stock outstanding during the prior fiscal year; however, that the first such automatic increase shall be effective within 93 days following the date of approval of this plan by the Company shareholders, subject to adjustment to prevent the dilution of rights from stock dividends, stock splits, recapitalization or similar transactions. The plan received shareholder approval on August 1, 2008 and is effective as of September 24, 2007.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

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

On December, 10, 2008, the Company granted 657,315 shares of Company stock and 415,875 options to key executives. The shares were valued using the quoted market price at the grant date. The options were valued using a Black-Scholes valuation methodology with a total value of $137,239. The variables used in the Black-Scholes valuation included a volatility rate of 109.1%, risk-free rate of 4.5% and a life of four years.

Name	Number of Shares	Value	Number of Options	Value
Short-term incentive bonus	241,440	$117,585	—	$—
One time retention award	135,000	$67,500	135,000	$44,550
Individual management performance reward	280,875	$140,438	280,875	$92,689

A summary of shares and options granted at April 30, 2009 and October 31, 2008 is shown below:

	April 30, 2009			October 31, 2008
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	984,594	2,580,651	$1.26	—	5,093,767	—
Granted	246,696	1,076,930	$0.50	984,594	2,580,651	$1.26
Exercised	—	—	—	—	—	—
Forfeited	—	202,800	—	—	—	—
Outstanding at end of the period	1,231,290	3,454,781	—	984,594	2,580,651	—

Available for issuance at end of the period under the plan		406,695			1,528,522

On December 26, 2008, all employees, including officers, were granted one additional option to purchase shares of the Company’s common stock for each option previously granted that have an exercise price between $1.50 and $3.00. Additionally, the Company granted two additional options to purchase shares of the Company’s common stock for each unexpired option previously granted to all employees including officers that have an exercise price above $3.00. A total of 3,362,396 options to purchase the Company’s common stock were granted and have a calculated value of $941,471, of which 3,074,000 were granted under the 2007 plan. The options were valued using a Black-Scholes valuation methodology 113.3% volatility rate, risk-free rate of 3.25% and a life of five years.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

On January 15, 2009, the senior executives and members of the board of directors forfeited 940,720 options to purchase shares of the Company’s common stock with an exercise price of $3.01 or greater as outlined in the table below.

Name	Title/Relationship	Number of Options	Exercise Price
Noel J. Guillama	Chairman, Chief Executive Officer,	632,000	$3.50-$12.00
	President
Donald B. Cohen	Executive Vice President, Chief	168,000	$3.50-$12.00
	Financial Officer
Susan D. Gallagher	Executive Vice President, Chief	112,000	$3.50-$12.00
	Administrative Officer
Jose de la Torre	Director	10,000	$5.98-$7.25
Alberto Del Valle	Director	10,000	$5.98-$7.25
Lawrence B. Fisher	Director	10,000	$5.98-$7.25
Gregg M. Steinberg	Director	10,000	$5.98-$10.00

Other Equity Transactions

During the six months ended April 30, 2009 and 2008, 67,165 and 0 shares were returned to the Company, respectively. The shares were valued at the quoted market price at the time the shares were returned.

Note 9: Loss Per Share

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

For the periods ended April 30, 2009 and 2008 the Company had 11,584,039 warrants, with exercise prices ranging from $.50 to $12.50 per share and 10,360,236 warrants with exercise prices ranging from $5.00 to $12.50 per share, respectively. For the periods ended April 30, 2009 and 2008 the Company had 4,234,744 vested options with exercise prices ranging from $.50 to $37.50 per share, which were exercisable at April 30, 2009 and 1,719,043 vested options with exercise prices ranging from $2.03 to $37.50 per share, which were exercisable at April 31, 2008, respectively. In addition, the Company has 120,000 underwriter purchase options for units at an exercise price of $13.20 per unit.

Note 10: Subsequent Events

Subsequent to April 30, 2009, the Company executed $155,000 in promissory notes payable to several individual investors with a maturity date ranging between June 30, 2009 and July 31, 2009. No interest will accrue during the term of the notes which are payable upon maturity date. In lieu of the interest, the Company will pay the individual investors the principal sum of $182,354 as payment in full. The difference between the obligation and the principal payment is being treated as “original issue discount” and is amortized over the term of the note. If the obligation has not been paid in full by the maturity date, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly. The Company will repay any or all amounts due under these notes at the closing of any public or private financing which the Company receives gross proceeds of at least $2,000,000. These promissory notes include a beneficial conversion feature allowing the note holders the option to convert the principal balance into common shares of the Company at $0.50 per share.

Subsequent to April 30, 2009, the Company executed $400,000 in promissory notes payable to Paulson Investment Group, Inc. which is payable on the earlier of October 21, 2009, the maturity date, or the first closing on the proposed Private Investment in Public Equity transaction of up to $6,000,000 of the Company’s securities. These notes have a monthly compounding interest rate of 10% per annum. If the note balances have not been paid in full by the maturity date, the obligation, plus interest accruing from the Maturity Date through the date of payment at the rate of 12%, compounded monthly.

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

Our model interacts with each of the three key hubs of the healthcare industry – the providers (primary care physicians/specialists/ancillary facilities), hospitals, and payers. To accomplish the connectivity required for these communications, we have recently developed software technology to better manage its core business. We have a HIPAA2 compliant enterprise platform that includes multiple applications used by provider offices or hospitals known as PWeR™ (Personal Wellness electronic Record). PWeR is a low cost, multi-application, patient-centric platform, capable of receiving patient information from multiple sources. PWeR is a simple to use software system written as Web-based, open architecture, and is software as a service (SaaS) platform. The scalability of PWeR allows for centralized patient data to be accumulated at local, state, national and global levels. We have engaged International Business Machines Corporation (“IBM”), a New York Stock Exchange listed company, to host our system, thereby providing reliability, security, scalability and privacy. We have filed 19 patents pending with the United States Patent and Trademark Office, which support technology that is intended to enhance the capabilities of PWeR. The provisional patents include the improvement of prescription accuracy, real-time updates of patient records, streamlined inventory management of supplies within a healthcare provider’s facility, and customized interfaces with the PWeR platform for each user to provide for a more efficient and productive experience. PWeR is currently being marketed to our network of healthcare providers, as well as healthcare providers outside the network, hospitals and other payers, such as state governments.

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

PWeR™ – Personal Wellness electronic Record

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

Going Concern and Substantial Working Capital Deficit

The Company has incurred negative cash flows from operating activities of approximately $2.6 million for the six month period ended April 30, 2009, working capital deficit of approximately $8.3 million and an accumulated deficit of approximately $46.4 million at April 30, 2009. The Company expects to continue to incur substantial expenditures to further develop and market its PWeR software platform and to expand its provider network. These matters raise substantial doubt about the Company’s ability to continue as a going concern without significant additional capital infusion. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We believe that the proceeds of our recent securities offerings along with our working capital resources are not adequate to finance our operations therefore we will need to engage in capital-raising transactions immediately and continue thereafter or we will need to substantially curtail or cease our operations altogether. The Company’s common stock trades on the NYSE Amex (under the continued listing exception granted by the NYSE Amex) and the Company intends to raise additional public or private equity or debt. As of the date of the filing of this Quarterly Report, we have engaged an investment banking firm to assist in obtaining additional financing, however, in the current condition of capital markets and with the Company’s history of losses, there is no assurance that we will receive any such additional funding. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. Currently the credit and equity markets both in the United States and internationally are severely contracted, which will make our task of raising additional debt or equity capital even more difficult. In addition, our ability to raise additional financing through the issuance of common stock or convertible securities may be adversely affected by uncertainties regarding the continued listing of our common stock on the NYSE Amex (see Part II, Item 5). There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations and the value of our common stock and common stock equivalents would be materially negatively impacted.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. Therefore, we have included in our condensed consolidated financial statements the transactions of Palm Beach Medical College in which we and our subsidiary, Renaissance Health Systems, Inc. own collectively approximately 50.4% ownership.

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

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred but not reported (“IBNR”) in the period. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of April 30, 2009, the balance of IBNR allowance is $5,493,481. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the three and six months ended April 30, 2009, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at April 30, 2009. We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

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

Liquidity and Capital Resources

Since our inception, we have funded our business primarily through sales of our equity and debt securities. For the six months ended April 30, 2009, we have incurred a net loss from operations of more than $7.2 million and an accumulated deficit at April 30, 2009 of more than $46.3 million.

We had a working capital deficit at April 30, 2009 of $8,255,756 as compared to working capital of $2,276,549 at April 30, 2008, which represents a decrease of $10,532,305. The increase in the working capital deficit is due to an increase in debt and due to HMOs. Due to HMOs is the net of premiums received from the HMO payers less medical costs paid by the HMO payers less any cash paid to the Company by HMO payer. The amount due HMO increase primarily because the medical expenses paid by the HMO exceeded the premiums earned.

We have been dependent upon private capital to meet our short and long-term cash needs. Depending on a number of variables including the number of healthcare providers electing to use our PWeR system and growth in patients under management we could continue to experience negative cash flow from operating activities through at least the next 12 months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. During the second quarter of fiscal 2009, we raised $1,141,250 by issuing promissory notes to our officers, directors, shareholders and investors to meet immediate operational needs of our Company. Terms of these notes are described in detail under Note 6 to the condensed consolidated financial statements. An additional $530,000 was raised during May and June 2009 by issuing additional promissory notes to meet immediate operational needs of our Company. We believe that these proceeds along with our working capital resources are not adequate to finance our operations through the end of June 2009, that we will need to engage in capital-raising transactions in June 2009 and immediately thereafter; otherwise, we will need to significantly curtail or cease our operations altogether. Any future additional capital will likely result in dilution to our current shareholders, which may be substantial. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. Refer to Item 5, “Other Information,” for information regarding a Notice of Continued Listing Deficiency from NYSE Amex.

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

In February 2008, Quantum Medical Technologies, Inc., entered into an agreement with Net.Orange, Inc., a software development company. Net.Orange has developed a clinical operating system, which incorporates multiple applications such as electronic medical records, practice management, billing and collection, archiving and storage, and configurable Web portals. With this healthcare technology, we believe we will be able to offer a patient-centric, Web-based information system to include our network of over 2,000 healthcare providers as well as the entire healthcare community at large. The advantages of this healthcare operating system will include the addition of patient care management and disease management software which we believe will assist us in reducing our healthcare costs for our patients under RHS. The agreement with Net.Orange includes an annual fee of $100,000 plus additional user fees. We have also contracted with Net.Orange for the development of additional software capabilities to incorporate enhancements to its healthcare software system for a monthly fee of $50,000. Net.Orange has completed the Disease Management Module and is now developing specific disease models, completing enhancements to the EMR system, and is continuing to develop additional functionalities within the PWeR environment. In July 2008, PWeR was launched as a beta test at the Caridad Center, the largest free clinic in Palm Beach County, Florida. By implementing PWeR at the Caridad Center, we have provided exposure and interaction of PWeR to over 140 healthcare providers who volunteer their services at the Clinic. We are expanding the deployment of PWeR to our network of healthcare providers and expanding the platform to the national market. Quantum has secured exclusive worldwide distribution for the PWeR system.

Financing Activities

Net cash of $1,498,276 was provided by financing activities for the six months ended April 30, 2009, compared to $9,269,036 for the six months ended April 30, 2008. We received $1,466,250 in promissory notes in the six months ended April 30, 2009. During the six months ended April 30, 2008, we received $11,496,544 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,888,601 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

Operating Activities

Net cash of $2,622,006 was used in operating activities for the six months ended April 30, 2009, compared to $3,905,572 for the six months ended April 30, 2008. The decrease of $1,283,566 was primarily due to a reduction in salaries and wages of $1,694,965 relating to the amortization of deferred compensation in connection with options issued and bonuses paid in the amount of $300,000.

Investing Activities

Net cash of $327,091 was used for investing activities for the six months ended April 30, 2009, compared to $401,021 for the six months ended April 30, 2008. Net cash for investing activities primarily relates to the purchase of software for development purchases related to PWeR.

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

Results of Operations

Three and Six Months Ended April 30, 2009, as Compared to the Three and Six Months Ended April 30, 2008 (restated)

The following table presents the revenue and direct costs for the three and six months ended April 30, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
		(restated)		(restated)
Revenue
Provider systems	$8,308,967	$3,755,188	$15,672,260	$6,218,730
Management support services		20,100	300	296,033
Total Revenues	8,308,967	3,775,288	15,672,560	6,514,763
Direct Costs
Provider systems	8,368,606	4,658,141	16,962,814	7,425,320
Management support services		13,500		213,079
Total direct costs	8,368,606	4,671,641	16,962,814	7,638,399
Gross Profit	$(59,639)	$(896,353)	$(1,290,254)	$(1,123,636)

Revenue

Total revenue for the three and six months ended April 30, 2009 increased by $4,533,679 and $9,157,797 as compared to the three and six months ended April 30, 2008, respectively, or120% and 141%. The increase in revenue for the three and six months ended April 30, 2009 is a direct result of active contracts with five HMO payers. Provider systems revenue of $8,308,967 and $15,672,260 accounted for 100% and 99.9% of our total revenue for the three and six months ended April 30, 2009, respectively. Management support services revenue for the three and six months ended April 30, 2009 represented 0% and .0001%, respectively, of our total revenue, which decreased by $20,100 and $295,733 from the three and six months ended April 30, 2008 to the three and six months ended April 30, 2009 due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

Provider systems revenue growth is dependent on the number of new members/patients that enroll in the payer plans and are assigned to our healthcare providers. Although we experienced an increase in revenue, additional growth has been limited by the fact that members cannot change payer networks freely due to the statutory restrictions governing the Medicare Advantage plans. We expect that the growth in the management support services revenue will initially be derived from acquisitions, entering into additional management agreements for existing management support services businesses, and joint ventures. Then, as we develop our sales and marketing capabilities, we expect that growth in management support services revenue will be derived from internal growth as we have the resources to market these services to the healthcare providers in our network.

Direct Costs

Direct costs for the three and six months ended April 30, 2009 increased $3,696,965 and $9,324,415 compared to the three and six months ended April 30, 2008, respectively. Provider system costs increased $3,710,465 and $9,537,494 from the three and six months ended April 30, 2008, respectively. Provider systems direct costs increased because we were responsible for approximately 2,135 additional patient months under our HMO payer contracts as of the six months ended 2009 as compared to the same period in 2008. Additionally, one HMO forgave medical expenses in the amount of $943,803 during the three month period ended April 30, 2009, which reduced the direct costs reflected for the three and six month periods ended April 30, 2009 from 9,312,409 and 17,906,617 to 8,368,606 and 16,962,814, respectively. Management support services costs decreased by

$13,500 and $213,079 from the three and six months ended April 31, 2008, respectively. This decrease was due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

The direct costs amount for the three and six months ended April 30, 2009, includes $7,809,885 and $14,933,301, respectively, of claims paid and reserved. During the three and six months ended April 30, 2009, an additional $400,673 and $860,800, respectively, was paid for reinsurance to cover excessive medical costs (stop loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions, which will eventually reverse our negative gross profit. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collection services companies that were under management contracts and which were incurred through December 2007.

Operating and Non-operating Expenses

The following table presents the operating and non-operating expenses incurred for the three and six months ended April 30, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
		(restated)		(restated)
Operating expenses
Salaries and employee costs	$1,052,296	$1,128,232	$2,009,553	$2,573,679
Stock-based compensation	320,401	1,939,429	984,580	2,350,622
Occupancy	88,827	85,427	177,580	171,567
Depreciation and amortization	46,467	56,317	94,695	86,376
Other general and administrative expenses	971,518	754,894	1,723,981	1,349,674
Total operating expenses	$2,479,509	$3,964,299	$4,990,389	$6,531,919

Non-operating expenses
Amortization of debt discount	$214,003	$—	$226,503	$3,687,229
Amortization of financing costs	361,060	—	361,060	4,001,649
Amortization of beneficial conversion feature	1,062,404	—	1,062,404	—
Gain on disposal of assets	—	(8,803)	—	(312,465)
Interest and other expense	23,122	74,945	99,708	584,051
Total non-operating expenses	$1,660,589	$66,142	$1,749,675	$7,960,464

Operating expenses for the three and six months ended April 30, 2009 decreased $1,484,790 and $1,541,530, respectively from the three and six months ended April 30, 2008. Salaries and employee costs decreased $75,936 and $564,126, respectively, due to $300,000 in bonuses and $500,000 paid in deferred compensation during January 31, 2008. Stock-based compensation decreased by $1,619,028 and $1,366,042, respectively, primarily due to the granting of options related to the Amendment to Noel J. Guillama’s Executive Employment Agreement. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses increased by $216,624 and $374,307, respectively, which for the three and six months ended April 30, 2009 includes $187,471 and $370,884 in legal, consulting, and software development.

 Non-operating expenses increased by $1,594,447 during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. This increase was due to the amortization of debt discount, amortization of financing costs and beneficial conversion feature in the amount of $214,003; $361,060; and $1,062,404, respectively, for the three months ended April 30, 2009. Non-operating expenses decreased by $6,242,870 during the six months ended April 30, 2009 compared to the six months ended April 30, 2008 which is due to the reduction of the amortization of financing costs and debt discount during the six months ended April 30, 2008.

Net Loss

Net loss for the three months ended April 30, 2009 and 2008 was $4,142,836 and $4,926,795, respectively, representing a decrease of $751,878 from the three months ended April 30, 2008. Net loss for the six months ended April 30, 2009 and 2008 was $8,005,498 and $15,616,019, respectively, representing a decrease of $7,610,521 from the six months ended April 30, 2008. The majority of the decrease was attributed to costs related to the debt financing of $4,001,649and the amortization of the debt discount of $3,689,229for the six months ended April 30, 2008. Net loss per share was $(.41) and $(.56) for the three months ended April 31, 2009 and 2008 and $(.81) and $(2.14) for the six months ended April 30, 2009 and 2008.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Appropriate legends were affixed to the certificates representing the securities issued. During the second quarter, we issued:

•

17,484shares of common stock to our employees as compensation for their services;

•

46,104shares of common stock to consultants as compensation for their services; and

•

14,116shares of common stock to the board of directors as compensation for their services.

•

1,099,609 shares of common stock as conversion of debt.

From January to May 2009, we executed several promissory notes with certain of our executive officers and directors for the purposes of obtaining working capital to continue our operations. The following table lists certain pertinent information relating to such promissory notes:

Name of the Person/Entity	Title/Relationship	Note Amount (2)		Repayment Amount (2)		Converted Shares
Noel J. Guillama	Chairman, Chief Executive Officer, President	$100,000		$117,647
Donald B. Cohen	Executive Vice President, Chief Financial Officer	$70,000	(1)	$82,354	(1)
Susan Darby Gallagher	Executive Vice President, Chief Administrative Officer	$20,000		$23,530
Paulson Investment Company, Inc.	Shareholder	$441,250		$521,471
Charlemagne Holdings, Inc.	Shareholder (3)	$100,000		$117,647
Jose de la Torre	Director	$40,000		$47,059
Other Investors	Investors	$825,000		$970,594		1,270,594

———————

(1)

Represents (i) February 2, 2009 promissory note in the principal amount of $50,000, and (ii) February 4, 2009 promissory note in the principal amount of $20,000. The repayment amount on the notes are $58,824 and $23,530, respectively.

(2)

The difference between the obligation and the principal payment will be treated as an original issue discount and be reported as interest expense. The principal payment will be due and payable on various dates through June 30, 2009. Since the obligation has not been paid in full by March 31, 2009, the obligation, plus interest accruing from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of 12 30-day months, in arrears, on a proportionate basis, is thereafter payable 60 days after demand for payment by each note holder. We will repay any or all amounts due under this note at the closing of any public or private financing for which the Company receives gross proceeds of at least $2,000,000.

(3)

Charlemagne Holdings, Inc. is solely owned by Gregg M. Steinberg, our director.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

NYSE Amex Plan of Compliance

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

The Company submitted a plan of compliance on April 16, 2009 outlining its compliance strategy with the continued listing deficiency by September 17, 2009. The Company’s plan was accepted by the Exchange, and the Company will be able to continue its listing during this exception period, during which time it will be subject to periodic review to determine the Company’s progress consistent with the plan. If the Company does not meet the requirements of the plan the Company will be subject to delisting procedures as set forth in the Exchange Company Guide. Under Company Guide rules, the Company has the right to appeal the determination by the Exchange staff to initiate delisting proceedings. There is no assurance that the Company will be successful in implementing its compliance plan at all or within the prescribed timeframe, in which event, the Company’s securities will be subject to delisting from the exchange. The Company will seek to cause its securities to be quoted on the Over-the-Counter bulletin board, but there is no assurance it will be able to complete the process in a timely manner.

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
10.1		e-Business Hosting Agreement by and between the Company and IBM dated as of December 2, 2008 (1)
10.2		Form of Promissory Note
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

———————

(1)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 20, 2009.

(2)

Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 22, 2009

THE QUANTUM GROUP, INC.

By:	/s/ NOEL J. GUILLAMA
Noel J. Guillama, President and Chief Executive Officer