Form 10-Q
period 2009-07-31
QUANTUM GROUP INC /FL
filed 2009-09-21
CIK 1118847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

There were 11,511,021 shares of the registrant’s common stock, par value $.001 per share, outstanding on September 21, 2009.

THE QUANTUM GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED July 31, 2009

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4T.

Controls and Procedures

26

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 5.

Other Information

29

Item 6.

Exhibits

29

SIGNATURE

30

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2009 AND OCTOBER 31, 2008

	July 31, 2009 (Unaudited)	October 31, 2008 (Audited)
Assets
Current assets
Cash and cash equivalents	$27,260	$1,502,860
Restricted cash	52,301	52,258
Prepaid expenses	190,687	93,352
Other current assets	81,146	752
Total current assets	351,394	1,649,222
Property and equipment, net	250,739	341,259
Goodwill	23,300	23,300
Software development and other assets	891,983	546,531
Total assets	$1,517,416	$2,560,312
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,439,622	$167,831
Accrued liabilities	753,252	617,584
Accrued payroll and payroll taxes	1,138,033	566,086
Due to HMOs	4,662,665	2,828,216
Notes payable and accrued interest – shareholders	568,653	568,653
Promissory notes payable and accrued interest	2,048,285	30,226
Notes payable, current portion	13,461	—
Capital lease obligation, current portion	11,773	16,086
Other current liabilities	308,613	249,649
Total current liabilities	10,944,357	5,044,331
Long-term debt
Notes payable, net of current portion	26,920	38,412
Capital lease obligation, net of current portion	22,117	31,629
Total long-term debt	49,037	70,041
Total liabilities	10,993,394	5,114,372

Minority interest	50,572	—

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $.001 par value per share, 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 170,000,000 shares authorized; 11,509,921 and 9,227,800 shares issued and outstanding	11,510	9,228
Common stock, subscribed but not issued	718,750	—
Additional paid in capital	40,053,742	35,827,081
Treasury stock, 88,552 and 0 shares	(53,290)	—
Accumulated deficit	(50,257,262)	(38,390,369)
Total shareholders’ deficit	(9,526,550)	(2,554,060)
Total liabilities and shareholders’ deficit	$1,517,416	$2,560,312

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008

Revenue
Provider systems	$10,454,469	$4,446,376	$26,071,729	$10,665,106
Management support services	500	12,986	800	309,019
	10,454,969	4,459,362	26,072,529	10,974,125

Direct Costs
Provider systems	10,854,374	4,491,647	27,817,188	11,912,967
Management support services	—	670	—	213,749
	10,854,374	4,492,317	27,817,188	12,130,716

Gross profit (loss)	(399,405)	(32,955)	(1,744,659)	(1,156,591)

Operating expenses
Salaries and employee costs	1,270,061	1,263,195	4,264,195	6,187,497
Occupancy	76,406	91,627	253,987	263,194
Depreciation and amortization	36,685	56,374	131,380	142,750
Other general and administrative expenses	426,123	681,405	2,150,101	2,031,079

Total operating expenses	1,809,275	2,092,601	6,799,663	8,624,520

Loss from operations	(2,208,680)	(2,125,556)	(8,544,322)	(9,781,111)

Non-operating expenses
Amortization of financing costs	1,637,740	—	3,275,207	7,688,878
Gain on disposal of assets	—	—	—	(312,465)
Interest and other expense	34,783	149,680	91,991	733,731

Total non-operating expenses	1,672,523	149,680	3,367,198	8,110,144

Loss before non-controlling interest	(3,881,203)	(2,275,236)	(11,911,520)	(17,891,255)

Add: Minority interest	19,808	—	44,628	—

Loss before income tax provision	(3,861,395)	(2,275,236)	(11,866,892)	(17,891,255)
Income tax provision	—	—	—	—
Net loss	$(3,861,395)	$(2,275,236)	$(11,866,892)	$(17,891,255)

Basic and diluted loss per common share	$(.34)	$(0.26)	$(1.14)	$(2.44)

Weighted average number of common shares outstanding	11,456,870	8,904,557	10,422,911	7,331,853

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	For the Nine Months Ended July 31,
	2009	2008

OPERATING ACTIVITIES
Net Loss	$(11,866,892)	$(17,891,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,744	142,750
Amortization of financing costs	3,275,207	7,688,878
Amortization of deferred compensation	407,072	3,030,519
Amortization of options-consulting	52,871	—
Amortization of license fee	25,000	—
Allowance for doubtful accounts	752	—
Amortization of prepaid expenses	13,853	—
Minority interest	(44,628)	—
Gain on sale of property and equipment	—	(8,803)
Issuance of equity for compensation	809,186	125,938
Issuance of stock in lieu of cash	—	147,797
Issuance of stock as payment of interest	—	150,628
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	54,966
Decrease (increase) in other assets	(335,950)	(168,633)
Increase in due to HMOs	1,834,449	1,320,508
Increase (decrease) in accounts payable and accrued liabilities	1,814,961	(319,929)

Total adjustments	7,996,525	12,164,619

Net cash used in operating activities	(3,870,375)	(5,726,636)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,091)	(589,123)
Sale of fixed assets	—	7,053
Purchase of software development costs	(300,000)	—
Net cash used in investing activities	(327,091)	(582,070)

FINANCING ACTIVITIES
Proceeds from secondary public offering	—	13,200,000
Proceeds from promissory notes	2,668,750	—
Proceeds from issuance of common stock	30,000
Payment of expenses – secondary public offerings	—	(1,352,632)
Repurchase of private placement warrants	—	(50,207)
Repayment on convertible debt	—	(1,535,969)
Minority interest investment in consolidated subsidiary	65,200	—
Repayments on capital lease obligations	(13,825)	(11,578)
Repayments on loans and notes payable	(28,259)	(1,074,720)
Net increase in cash provided by financing activities	2,721,865	9,174,894

Net (decrease) increase in cash and cash equivalents	(1,475,600)	2,866,188
Cash and cash equivalents at beginning of period	1,502,860	530,720
Cash and cash equivalents at end of period	$27,260	$3,396,908

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	For the Nine Months Ended July 31,
	2009	2008
	(unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$8,910	$572,026

Supplemental disclosures of non-cash investing and financing activities:

Shares contributed	$15,232	$—
Issuance of units for bridge share exchange	$—	$3,942,375
Issuance of shares for conversion of debt	$547,063	$5,193,716
Grant of options – consultants	$84,300	$—
Issuance of units – conversion of executive accrued compensation	$—	$645,767
Notes payable – fixed asset acquisition	$—	$49,133

See accompanying notes to condensed consolidated financial statements.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Company

The Quantum Group, Inc. (the “Company”) is an innovation-driven healthcare services organization that provides technology solutions through PWeR™, a 21st century electronic medical records, or EMR, platform; provider systems and services through Renaissance Health Systems, or RHS, a medical services organization, or MSO, with more than 2,000 affiliated providers; and business services for healthcare providers and facilities through Quantum Global Professional Services, or QGPS. Each of RHS and QGPS is a wholly owned subsidiary of the Company.

PWeR, or Personal Wellness electronic Record™, is an intelligent healthcare EMR platform that hosts medical records and permits the patient care team, including primary care physicians, specialists and hospitals, to share access to a patient’s entire medical record through a cloud computing architecture. PWeR also allows patients to review physician instructions or track their wellness progress. In critical situations or in providing treatment to PWeR patients, hospitals are given access to full patient health information, or PHI, and can then more easily make educated treatment decisions based on accurate data. The Company believes PWeR complies with federal healthcare mandates and the criteria for participation in federal stimulus programs.

PWeR is a HIPAA-compliant Software as a Service, or SaaS, platform that provides access to multiple applications used by healthcare providers or facilities. The platform is a low-cost, patient-centric solution capable of receiving patient information from multiple sources and is a simple-to-use software system written as Web-based, open architecture. The Company believes that the scalability of PWeR allows centralized patient data to be accumulated at local, state, national and global levels. Additionally, the Company has developed 19 provisional patents, which provide business process design and medical trending analysis for the purpose of reducing medical costs and increasing patient wellness. PWeR is currently being marketed to the Company’s network of healthcare providers as well as healthcare providers outside the network, hospitals and other payers (i.e., state governments).

RHS coordinates the care of patients on behalf of the payers that have contracted with the Company through the utilization of its network of affiliated physicians and other healthcare providers and its own technology systems. The Company has derived its primary stream of revenue to date from the monthly premiums received for assuming full-risk management of these patients. The Company currently has contracts with payers for two types of insurance products, Medicare and Medicaid, and is expanding services to include commercial and universal insurance products.

QGPS provides other services and products to healthcare providers in and outside of the RHS network, including purchasing, technology and insurance products.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations and cash flows of the Company on a consistent basis, have been made.

The results of operations have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s consolidated financial statements for the year ended October 31, 2008. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operating activities of approximately $3.8 million for the nine months ended July 31, 2009 and an accumulated deficit of more than $50.2 million at July 31, 2009, which raises substantial doubt about its ability to continue as a going concern. If the Company does not obtain additional funding within a short period of time, it may be required to substantially curtail or cease operations altogether. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of the year ending October 31, 2009, the Company will need additional cash infusions to meet its operating expenses. Since the Company’s common stock trades on the NYSE Amex, the Company may be in a position to raise additional funds through public equity or debt offerings. In addition, the private capital markets may also offer sources of additional capital. The Company may also secure strategic alliances or other joint ventures to defray a portion of its expenditures. No assurances can be made that the Company will be successful in raising the additional capital it requires to continue its operations. If no additional capital is available, the Company’s financial condition and results of operations will be materially adversely affected. See “Liquidity and Capital Resources” for additional information.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At July 31, 2009 and October 31, 2008, the Company had restricted cash of $52,301, which serves as collateral for a surety bond in connection with the development of the Company’s third party administrator operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its cash. At July 31, 2009, the Company maintained a cash balance of $26,668 in a checking account, and $592 in a money market account, respectively, at one banking institution. The bank has a strong rating issued by Standard and Poor’s. The aforementioned cash balance is not in excess of the $250,000 Federal Deposit Insurance Corporation (FDIC) insurable limit.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Due to HMOs and IBNR

The HMO payers pay medical claims and other costs on the Company’s behalf. Based on the terms of its contracts with the HMO payers, the Company calculates a fund surplus or deficit from the HMO payers by offsetting the revenue it earned with the medical claims expense. The Company takes into account claims paid on its behalf plus an amount reserved for claims incurred but not reported, or IBNR. The Company estimates the liability for IBNR claims based on industry and the specific HMO payer’s experience, as the Company does not yet have sufficient historical data regarding payment patterns, cost trends, utilization of healthcare services and other relevant factors included in independent actuarial calculations.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

In accordance with the provisions of Statements of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, the Company has not recognized any future tax benefit arising from net operating loss carry forwards in the accompanying condensed consolidated financial statements, as the realization of this deferred tax benefit is not likely. The Company has established a 100% valuation allowance to offset the entire amount of its net deferred tax asset.

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. FIN 48 requires the assessment of the tax position to be based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful lives. SFAS No. 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value) using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering event. No impairment resulted from the annual review performed in fiscal 2008. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment, at least annually, using a one-step approach based on fair value, or when certain indicators of impairment are present.

The Company records goodwill in connection with business combinations as the excess purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but tested for recoverability annually or more frequently if indicators of possible impairment exist. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. As of July 31, 2009, there was no impairment of goodwill.

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

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Provider Systems

The Company has entered into full risk contracts with eight payers of which five are HMO payers offering Medicare Advantage plans and providing members to a number of the Company’s community health systems, or CHSs, in the state of Florida. The Company is at full risk for the payment of medical costs for HMO payer members for four of these contracts. The revenue from the other contract is equal to the HMO payer’s payment of a capitation or fee for service due the Company’s contracted primary care physicians. One of these contracts will be at full risk when the membership under care reaches 300 members. Currently, the Company receives income from the HMO payer at a contracted fee for service for its primary care physicians plus an additional administrative fee on a per-member per-month basis. Under a full risk contract, the Company receives a monthly fee for each patient who chooses one of the physicians in the Company’s provider network as his or her primary care physician. The fixed fee is based on a percentage of the premium the HMO payer receives from the Centers for Medicare and Medicaid Services, or CMS. Revenue from these agreements is generally recorded in the period that the Company assumes responsibility for providing services at the rates then in effect, with quarterly adjustments. The direct medical costs under the full risk contracts are a combination of actual medical costs paid by the HMO payer plus a reserve for future medical costs incurred but not reported.

PWeR

The Company intends to recognize revenue from PWeR upon the completion of installation and training of the PWeR system and expects that recurring revenue will be generated and recognized on the first day of each month of continuing utilization.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities during the fiscal quarter ended January 31, 2009. The Company is required to adopt SFAS No. 157 for nonfinancial assets and liabilities during the fiscal quarter ending January 31, 2010. Adoption of SFAS No. 157 for financial assets and liabilities did not have material impact on the Company’s condensed consolidated financial condition or operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for an entity’s first fiscal year beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial condition or operating results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) that must be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect that SFAS No. 162 will result in a change in current practice.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No 165 (SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available for issuance. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective May 1, 2009. The Company uses the date of the filing of its Form 10-Q with the SEC as the date through which subsequent events have been evaluated which is the same date as the date these financial statements were issued. The adoption of SFAS No. 165 did not materially affect the Company’s condensed consolidated financial statements.

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

•

Level 3: valuations based on unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Adoption of SFAS No. 157 did not materially affect the Company’s financial condition or operating results. As of July 31, 2009, the Company had no financial assets or liabilities that were measured at fair value on a recurring or non-recurring basis.

Note 4: Property and Equipment

Property and equipment consisted of the following at July 31, 2009 and October 31, 2008:

	July 31, 2009	October 31, 2008
Computer and other equipment	$248,475	$225,908
Furniture and fixtures	184,587	184,587
Automobile	49,574	49,574
Leasehold improvements	125,915	125,915
Total, at cost	608,551	585,984
Less: Accumulated depreciation	(357,812)	(244,725)
Property, plant and equipment, net	$250,739	$341,259

Depreciation expense for the nine months ended July 31, 2009 and 2008 was $131,380 and $142,750 , respectively.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Intellectual Property

At July 31, 2009 and October 31, 2008, intellectual property consisted of licensed technology and ongoing development costs relating to the Company’s healthcare clinical operating system and enhancements.

	July 31, 2009	October 31, 2008
Licensed technology	$100,000	$100,000
Development costs	750,000	350,000
Total, at cost	850,000	450,000
Less: Accumulated amortization	(100,000)	(75,000)
Intellectual property, net	$750,000	$375,000

Note 6: Debt

On September 21, 2007, the Company issued two-year promissory notes at an interest rate of 8% per annum with its three executives. As of July 31, 2009, the balance of each of the promissory notes for Mr. Noel J. Guillama, Mr. Donald B. Cohen and Ms. Susan D. Gallagher was $315,019, $102,226 and $151,408, respectively, and had accrued interest of $34,219. These notes are considered in default and classified as short term.

During the nine months ended July 31, 2009, the Company issued the following promissory notes:

•

Between January and May, 2009, a total of $1,633,094 in 15% original issue discount promissory notes with a total investment of $1,487,500, payable to several individual investors with a maturity date ranging from April 20 to September 30, 2009, which were convertible, original issue discount, bridge notes, or the 2009 Bridge Notes. The Company treated the difference between the repayment obligation and the face amount of each note as “original issue discount” and is amortizing the difference over the term of each note. The 2009 Bridge Notes are convertible into shares of the Company’s common stock at a rate of $0.50 per share. In the event of a payment default, interest accrued on the outstanding principal obligation from the maturity date through the date of payment at the rate of 15%, compounded monthly. During the nine months ended, July 31, 2009, $540,000 of these promissory notes with an accreted value of $635,298 was converted into 1,270,596 shares of the Company’s common stock at $.50 per share.

•

In January 2009, a total of $398,235 in 15% original issue discount promissory notes with a total investment of $340,000 payable to the Company’s executives and directors with the same terms as the 2009 Bridge Notes, or the 2009 Key Person Notes. The Company was obligated to pay the executives and directors the principal sum as payment in full. On April 3, 2009, the Company issued non-qualified warrants to purchase shares of common stock at an exercise price of $1.00 per warrant share for every $1.00 invested. In addition the Company waived the conversion feature of the 2009 Key Person Notes and extended their maturity dates to June 30, 2009. On April 27, 2009, each of the 2009 Key Person Notes was amended to increase the warrant to three shares of common stock at an exercise price of $1.00 per share with a five–year term and a cash payment in the amount of 115% of the initial investment. In the event of a payment default, interest accrued from the maturity date through the date of payment at the rate of 15%, compounded monthly and on the basis of a 360-day year of twelve 30-day months, in arrears, on a proportionate basis and was payable 60 days after demand for payment. The Company was required to repay any or all amounts due under the 2009 Key Person Notes at the closing of any public or private financing for which the Company received gross proceeds of at least $2,000,000. The Company treated the difference between the repayment obligation and the principal payment as “original issue discount” and amortized it over the term of the notes. As of July 31, 2009, the discount of $58,235 related to these notes was fully amortized.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6: Debt (Continued)

•

In May 2009, 10% subordinated promissory notes pursuant to a $400,000 private placement, the terms of which included an equity consideration and entitled each note holder to receive shares of Company common stock equal to 100% of the principal of the note. The number of shares to be issued was computed based on the closing price of a share of the Company’s common stock on the NYSE Amex on  the date the shares were issued. The Company paid a 10% commission to the placement agent and allocated the proceeds received between the promissory note and the common stock on a relative fair value basis. As a result, the Company allocated the proceeds from the sale of units, $400,000, as follows: (1) $200,000 to the convertible debt and (2) $200,000 to the common stock. The related original issue discount is being amortized over the term of the notes.

•

In June 2009, 10% subordinated secured promissory notes pursuant to an $800,000 private placement, the terms of which included an equity consideration. The notes were secured by a lien on all tangible and intangible assets of the Company, except for those of Renaissance Administrative Services, Inc., a wholly owned Company subsidiary. The note holder was to receive shares of Company common stock equal to 100% of the principal of the note if the note is paid within 30 days after the investment. The note holder was to receive an additional 3.33% of the principal of the promissory note for every day the promissory note remains unpaid, up to a maximum of 150% if the note is not repaid with 60 days, and an additional 3.33% of the principal of the promissory note for every day the promissory note remains unpaid, up to a maximum of 200%, if the note is not repaid within 90 days. The Company paid a 10% commission to placement agent. As of July 31, 2009, the Company issued $637,500 in promissory notes and allocated the proceeds received between the promissory note and the common stock on a relative fair value basis. As a result, the Company allocated the proceeds from the sale of units, or $637,500, as follows: (1) $318,750 to the promissory notes and (2) $318,750 to the common stock. The related original issue discount is being amortized over the term of the notes.

Note 7: Commitments and Contingencies

On February 14, 2008, the Company entered into an agreement with Net.Orange, Inc., a software development company, or the Net.Orange Agreement, for the licensing of a healthcare clinical operating system and development of additional modules and enhancements. The Net.Orange Agreement provides for, among other fees, an annual license fee of $100,000 and monthly development fees of $50,000 for the production of various modules or applications, will automatically renew for successive one-year terms and may be terminated by either party with written notice at least 60 days prior to expiration of the then current term. The initial renewal date was extended to July 1, 2009. The Company is currently negotiating a further extension to this agreement.

On December 3, 2008, the Company entered into an E-business Hosting Agreement, or the Hosting Agreement, with International Business Machines, Inc., or IBM. The Hosting Agreement has a 36-month term and provides an advanced scalable platform for growth into national and international healthcare arenas. Under the terms of the Hosting Agreement, IBM will provide information management, storage, security and privacy for use in conjunction with the Company’s PWeR healthcare information platform. The Hosting Agreement requires a one-time payment of $81,217 in fiscal 2009, with recurring monthly payments of $37,000 beginning on the Service Ready Date, as defined in the Agreement. As of July 31, 2009, the Company paid $81,217 to IBM for the services under the Hosting Agreement. The Company received a notice from IBM to terminate the Hosting Agreement, which resulted in the parties commencing negotiations. As of the date of the filing of this report, the negotiations are still on-going.

Note 8: Equity

2003 Incentive Equity and Stock Option Plan

In October 2003, the Company’s Board of Directors, or Board, adopted the 2003 Incentive Equity and Stock Option Plan, or 2003 Plan. The purpose of the 2003 Plan was to increase the employees’ and non-employee directors’ stake in the Company and to align more closely their interests with the interests of the Company’s shareholders, as well as to attract and retain the services of experienced and highly qualified employees and non-employee directors.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

The term of each option and manner of exercise are determined by the Board, provided that no stock option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the Company’s common stock, no more than five years after the grant date. The Board determines the exercise price of non-qualified stock options.

The Board reserved 200,000 shares of common stock under the 2003 Plan. The Board, or a Board committee, administers the 2003 Plan, including, without limitation, the selection of the persons eligible to received grants under the 2003 Plan, the type of stock option to be granted, the number of shares for which each option is exercisable and the exercise price. The exercise price of the stock option grants and the number of shares granted under the 2003 Plan may be adjusted in the event of certain changes in the Company’s capitalization.

A summary of the grants made under the 2003 Plan at July 31, 2009 and October 31, 2008 is shown below:

	July 31, 2009			October 31, 2008
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	87,030	—	—	2,400	—	—
Granted	—	—	—	84,630	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of the period	87,030	—	—	87,030	—	—

Available for issuance at end of the period under the plan		110,570			110,570

2007 Equity Incentive Plan

On September 23, 2007, the Board adopted, subject to shareholder approval, the 2007 Equity Incentive Plan, or 2007 Plan, to align the interests of employees, consultants and non-employee Board members with the interests of the Company’s shareholders, to provide incentives for these persons to exert maximum efforts for the Company’s success and to encourage them to contribute materially to the Company’s growth. The 2007 Plan is administered by the Compensation and Options Committee of the Board, which has exclusive discretion to select eligible participants and to determine the type, size and terms of each award. The maximum aggregate number of shares that may be awarded under the 2007 Plan is 5,000,000 shares, subject to certain adjustments. On the first day of each fiscal year that the plan is in effect, the aggregate number of shares under the plan will increase automatically by adding 33 1/3% of the increase in shares of common stock outstanding during the prior fiscal year. The first such automatic increase was effective 93 days following the date of approval of the 2007 Plan by the Company’s shareholders, subject to adjustment for stock dividends, stock splits, recapitalization or similar transactions. The Company’s shareholders approved the 2007 Plan on August 1, 2008, and it was effective as of September 24, 2007.

Executive Compensation Package

On December 10, 2008, the Board approved a senior executive compensation package that was designed to compensate senior staff for their hard work and dedication to the Company and promote Company goals, align the incentive system for the management team and reward management for meeting their individual goals. The compensation package included the following provisions:

•

Short-term incentive bonus: paid in Company common stock based on actual figures for earnings before tax (EBT) and the increases in revenue from fiscal 2007 to 2008, not to exceed 100% of base pay and payable no later than February 28, 2009. The shares of common stock vested 50% immediately, with the remaining 50% vesting on the first anniversary of the grant date.

•

One-time retention award: consists of shares of Company common stock, vested immediately, and options that with 25% vested immediately and the remainder vesting in three equal annual installments beginning on the first anniversary of the grant date with an exercise price of $0.50 per share.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

•

Individual management performance reward: paid 50% in shares of Company common stock at the closing price quoted on the NYSE Amex on grant date that vest over four years with 25% vested January 2, 2009, 25% vested over the following three years, and 50% paid in stock options with an exercise price equal to the 30-day volume weighted average price, or VWAP, quoted on the NYSE Amex preceding the date of award and vested over the same period as the shares.

On December 10, 2008, the Company granted 657,315 shares of Company common stock and 415,875 stock options to purchase shares of Company common stock to key executives. The shares were valued using the closing price of the Company’s common stock as quoted on the NYSE Amex on the grant date. The stock options were valued using the Black-Scholes valuation method at an aggregate value of $137,239. The variables used in the Black-Scholes valuation included a volatility rate of 109.1%, risk-free rate of 4.5% and four-year life.

Name	Number of Shares	Value	Number of Options	Value
Short-term incentive bonus	241,440	$117,585	—	$—
One time retention award	135,000	$67,500	135,000	$44,550
Individual management performance reward	280,875	$140,438	280,875	$92,689

A summary of shares and stock options granted at July 31, 2009 and October 31, 2008 is shown below:

	July 31, 2009			October 31, 2008
		Options			Options
	Stock Grants	Shares	Weighted Average Exercise Price	Stock Grants	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	984,594	2,580,651	$1.26	—	5,093,767	—
Granted	489,142	1,076,930	$0.50	984,594	2,580,651	$1.26
Exercised	—	—	—	—	—	—
Forfeited	—	257,867	—	—	—	—
Outstanding at end of the period	1,297,264	3,399,714	—	984,594	2,580,651	—

Available for issuance at end of the period under the plan		395,788			1,528,522

On December 26, 2008, all employees, including officers, were granted one additional stock option to purchase shares of the Company’s common stock for each stock option previously granted with an exercise price between $1.50 and $3.00. Additionally, the Company granted two additional stock options to purchase shares of the Company’s common stock for each unexpired stock option previously granted to all employees, including officers, with an exercise price greater than $3.00. Stock options to purchase a total of 3,362,396 shares of the Company’s common stock were granted with a value of $941,471, of which 3,074,000 were granted under the 2007 Plan. The stock options were valued using a Black-Scholes valuation method, a 113.3% volatility rate, risk-free rate of 3.25% and five-year life. Each stock option was granted with an exercise price equal to the closing price of the Company’s common stock as quoted on the NYSE Amex on the grant date.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Equity (Continued)

On January 15, 2009, the senior executives and Board members forfeited stock options to purchase 940,720 shares of the Company’s common stock with an exercise price of $3.01 or greater as outlined in the table below.

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

Options and Warrants

For the periods ended July 31, 2009 and 2008, there were outstanding 11,584,039 warrants to purchase shares of the Company’s common stock, with exercise prices ranging from $.50 to $12.50 per share, and 10,360,236 warrants to purchase shares of the Company’s common stock, with exercise prices ranging from $5.00 to $12.50 per share, respectively. For the periods ended July 31, 2009 and 2008, there were outstanding 4,443,447 vested stock options with exercise prices ranging from $.50 to $37.50 per share, which were exercisable at July 31, 2009, and 3,601,249 vested stock options with exercise prices ranging from $.50 to $37.50 per share, which were exercisable at July 31, 2008, respectively. In addition, there were outstanding 120,000 underwriter purchase stock options for units to purchase shares of the Company’s common stock and at an exercise price of $13.20 per unit. Each unit consists of three (3) shares of common stock, two (2) Class A warrants with an exercise price of $7.00 and two (2) Class B warrants with an exercise price of $11.00.

Other Equity Transactions

During the nine months ended July 31, 2009, 67,165 shares of Company common stock were returned to the Company. The shares were valued at the closing price of the Company’s common stock as quoted on the NYSE Amex as of the date that the shares were returned. No shares were returned to the Company during the nine months ended July 31, 2008.

Note 9: Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share does not give effect to warrants or options granted, as the effects would be anti-dilutive.

The number of weighted average shares outstanding does not include shares subscribed but not issued valued at $637,500. The actual number of shares to be issued is contingent on the price of the Company’s common stock at that time in the future. Since the number of shares cannot be calculated, the loss per share does not reflect the effect of those shares.

THE QUANTUM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Subsequent Events

On August 19, 2009, the Company executed a $375,000 promissory note payable to a single investor with a maturity date of October 19, 2009. No interest will accrue during the term of the note, which is payable on the maturity date. In lieu of the interest, the Company will pay the individual investor the principal sum of $441,177 as payment in full. The Company will treat the difference between the repayment obligation and the principal payment as “original issue discount” and is amortizing it over the term of the note. In the event of default, interest will accrue on the repayment obligation from the maturity date through the date of payment at the rate of 15%, compounded monthly. In addition, the Company must repay any or all amounts due under this note at the closing of any public or private financing in which the Company receives gross proceeds of at least $3,000,000. The Company intends to issue to the investor a warrant to purchase 1,190,477 shares of Company common stock with a five-year term and an exercise price of $.63.

In August 2009, the Company received $162,500 from several investors to complete the $800,000 private placement commenced in June 2009, the terms of which are described in detail in Note 6, Debt, above. The Company allocated the proceeds from the sale of the final units, or $162,500, as follows: (1) $81,250 to the promissory notes and (2) $81,250 to the common stock.  The original issue discount is being amortized over the term of the notes.

Subsequent to July 31, 2009, the company received a Notice of Default from an investor who received a promissory note from the Company with a face amount of $29,412. Since the note was not paid on the original maturity date of June 30, 2009, interest is accruing through the date of payment at the rate of fifteen percent (15%) compounded monthly and shall thereafter be payable sixty (60) days after demand for payment by the note holder. Currently, the Company is in negotiations with the note holder to extend the terms.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. The discussion in this section regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. You are cautioned that all forward-looking statements are speculative and that there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. Actual events and actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. We do not undertake any obligation to release any revisions to these forward-looking statements publicly to reflect events or our results after the date of this report or to reflect the occurrence of unanticipated events.

General

We are an innovation-driven healthcare services organization that provides technology solutions through Personal Wellness electronic Record™, or PWeR™, a 21st Century electronic medical records, or EMR, platform; provider systems and services through Renaissance Health Systems, a medical services organization with more than 2,000 affiliated providers; and business services for healthcare providers and facilities through Quantum Global Professional Services.

Our model interacts with each of the three key hubs of the healthcare industry – providers (primary care physicians/specialists/ancillary facilities), hospitals and payers. The term “payers” refers to entities other than the patient that finance or reimburse the cost of health services. In most cases, this term refers to insurance carriers, other third party payers, or health plan sponsors (employers, governmental agencies or unions).

To accomplish the connectivity required for these communications, we have developed PWeR, a low-cost, multi-application, patient-centric EMR platform, which we believe complies with federal healthcare mandates and the criteria for participation in federal stimulus programs. The platform is compliant with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and includes multiple applications used by provider offices, hospitals or other healthcare facilities. We have filed 19 provisional patents pending with the United States Patent and Trademark Office to protect proprietary technology that is intended to enhance the capabilities of PWeR. The provisional patents include patents on the improvement of prescription accuracy, real-time updates of patient records, streamlined inventory management of supplies within a healthcare provider’s facility and customized interfaces with the PWeR platform to provide a more efficient and productive experience for the end user. PWeR is currently being marketed to our network of healthcare providers, as well as healthcare providers outside the network, hospitals and other payers, such as state governments.

PWeR – Patient-Centric Care

We believe that the technologies enabling sophisticated data mining and modeling techniques that have transformed the retail, finance and media industries can be applied to the healthcare industry to understand patterns, root causes and multi-dimensional issues, and to enhance the effectiveness of treatments and the personalization of health through patient-centric technology. By connecting physicians, hospitals, clinics and related professionals through one patient-centric database that is also accessible to the patient, we believe that PWeR provides such patient-centric technology.

We have designed PWeR to give all the healthcare providers that treat a particular patient access to the information needed to assist in their diagnosis and treatment plans, while ensuring adherence to HIPAA-compliant guidelines. Using PWeR, providers can access a patient’s entire medical record at one glance and patients can review their provider’s instructions or track their progress. In critical situations or in providing treatment to PWeR patients, hospitals can be given access to full medical histories, which we believe will result in more educated treatment decisions based on accurate data.

We anticipate that PWeR offers the healthcare industry an additional benefit as a result of its ability to aggregate and store healthcare information. With today’s governmental focus on EMR, and the monetary stimulus available to support EMR, we believe that the timing is right for the creation of healthcare knowledge databases with proper business models, governance and technology automation. We believe that PWeR facilitate the creation of such knowledge databases. Our 19 provisional patent applications contain the following elements that are key to this undertaking:

•

Data capture directly from physicians and patients;

•

Synthesis of information; and

•

Analytics capability to model and predict and the electronic channel to repurpose knowledge products to industries ranging from pharmaceuticals, health departments, providers, insurers, communities, agriculture, education and governments.

We have developed PWeR based on the premise that knowledge increases the level of quality care the patient receives and creates a consumer with the primary objective of maintaining his or her own health to become an active participant in his or her treatment. Using PWeR, patients and their providers will have access to the patient’s health (clinical) information online 24 hours a day, 7 days a week, 365 days a year from anywhere in the world that they can access the Internet. Moreover, we believe that the accuracy and speed of information that PWeR generates will greatly improve the quality of a provider’s treatment decisions, and that the ability of PWeR to link diagnosis, treatment and associated billing electronically, thus streamlining practice management, will also provide greater precision in the billing process and speed of collection. As a result, we believe that giving the patient and all providers treating that patient access to PWeR will have a significant impact on reducing the cost of healthcare.

Current EMR applications capture patient data and only retain it in the computer of the recording physician or hospital. PWeR is architected as a system incorporating multiple applications that include EMR, practice management, billing, e-Labs, e-Prescriptions, disease management, medical home, messaging, kiosks and many other key functions. EMR is simply one application in this comprehensive system. PWeR follows the entire healthcare delivery process, and by centralizing the multiple sources of patient data in one location, PWeR connects an unlimited number of authorized users to the data, including the patient.

Our research has shown that to date, there has been limited innovation in healthcare analytics and limited movement in the direction of the creation of healthcare knowledge databases because:

•

90% of transactions in healthcare today are done by phone, paper or fax;

•

Less than 15% of doctors in the U.S. use EMR;

•

The large databases of health records maintained in large hospital settings (Mayo, Hopkins, Duke) store information gathered from critical cases.

•

Hospital databases do not contain the type of patient wellness information that would provide the healthcare industry a baseline to manage wellness; and

•

The information that is gathered and maintained by primary care physicians and specialists is often stored in paper or at best in a PC in a provider’s office where data integration, synthesis and analysis are not feasible.

We anticipate that the benefits to the healthcare industry from conversion to electronic records using PWeR will be significant and will include, but not be limited to:

•

Prevention of destruction of records;

•

Preservation of data;

•

Anytime/anywhere access of critical patient information;

•

Reduction of prescription and treatment errors as a result of the illegibility of handwriting; and

•

Analysis and mining of the data within those records to create knowledge.

Provider Systems Revenue – Medicare Advantage

With approximately 2,000 affiliated independent physicians and other healthcare providers, Renaissance Health Systems, or RHS, constitutes the foundation of our company and has generated the majority of our revenue to date. The RHS network of providers provides care for more than 4,400 patients on behalf of the payers that have contracted with us. Revenue is primarily derived from the monthly premiums that we receive for assuming full risk management of these patients. RHS currently has contracts with payers for two types of insurance products, Medicare and Medicaid, and we are expanding services to include commercial and universal insurance products.

Since launching recruitment efforts in January 2005, RHS has established 29 county-based delivery systems in Florida. We expect to continue a measured roll out of additional delivery systems to eventually encompass all 67 Florida counties. Each county must meet established criteria set forth by the Centers for Medicare and Medicaid Services, or CMS, as to the number and type of healthcare providers required to meet certification as a complete delivery system. In a small county this may be as few as 31 providers, while in larger counties the minimum requirement averages more than 70 providers. Today, RHS averages 77 providers per county. To facilitate future expansion, we have designed the RHS model with the ability to be replicated in other state and national systems.

Currently, all our revenue is generated from our contracts with HMO payers. As at July 31, 2009, we had eight signed contracts with HMO payers and we were providing services to five. Four of the five signed contracts are at “full risk,” which means that under these contracts, we assume the full financial risk of medical costs associated with the healthcare costs of the HMO member and receive a percentage of the premium that the HMO payer receives from CMS. Under the fifth contract, we will not be at full risk until the HMO payer assigns us a minimum of 300 members. We receive an administrative fee for the use of the payer’s network of healthcare providers.

Under proposed initiatives, the federal government is exploring ways to reduce the overall cost of healthcare and particularly the cost Medicare and Medicaid. These initiatives could reduce the premiums that CMS pays our HMO payers and in turn may have a material adverse effect on the revenue per member per month we receive. We cannot predict with certainty whether or not any proposed changes to the Medicare and Medicaid requirements or funding will be implemented. Any implementation of the proposed changes could have a material adverse effect on our future development and the profitability of our provider systems.

Business Services

We provide other services and products to healthcare providers in and outside of our RHS network through Quantum Global Professional Services, or QGPS. These services include purchasing, technology and insurance products and are designed to reduce administrative time and expense in the physician’s practice and increase revenue collection rate. QGPS is intended to enhance the comprehensive suite of services and solutions that we offer, to provide a one-source solution for the industry and to create value for our customers.

The Future of our Business Model

In the coming quarters, we will continue to concentrate our efforts in several necessary and complimentary areas: securing adequate financing; successfully commercializing PWeR, enhancing the PWeR platform, and continuing to develop and expand our provider systems and business services.

We must secure permanent financing for our operations to achieve positive cash flow. We believe that to achieve positive cash flow, we will need to secure additional financing of $20 million over the coming 18 months. , Provided that we raise the necessary additional capital (as further discussed in “Liquidity and Capital Resources” below), we expect that one-half of that amount will be used to expand and enhance the PWeR platform and the remainder to cover our operating expenses, reduce our current debt, develop our provider systems and commercialize PWeR. If we are unable to raise the necessary additional capital, we may be required to adjust our business model and/or limit or reduce our planned expansion of PWeR or our provider networks.

We are focusing on taking our PWeR technology beyond individual and group providers to hospitals, health systems and insurance companies and other payers in public and private sectors. We are also concentrating on enhancing our current PWeR sales team with authorized resellers of PWeR, as well as by establishing strategic relationships with both domestic and foreign corporations to expand the utilization of PWeR in the healthcare industry. We expect to double our current PWeR marketing team for the state of Florida, hire a national sales manager as well as a development manager who will seek national strategic and marketing partnerships. We believe these steps will facilitate the expansion of PWeR on a national level. With additional advertizing and other direct and indirect marketing costs, we anticipate that the overall cost of marketing PWeR will be approximately $2 million over the next 12 months.

We anticipate that PWeR will continue to require upgrades, enhancements and expansion to handle higher capacity and utilization. We believe that the federal stimulus funds allotted to health information technology, estimated at over $19 billion, will motivate healthcare providers to seek EMR systems in the coming 18 months and fuel the growth of our company. Federal law promotes and subsidizes physicians, hospitals and regional health systems based on costs, utilization and a mix of Medicaid and/or Medicare patients seen. Provider estimates range from $30,000 to $65,000 or up to 85% of costs they incur with maximum amounts. As a company that has concentrated on a monthly subscription model, we believe that with the use of PWeR and as a result of our monthly subscription model, a provider will be able to comply with all the legal and financial requirements to obtain the available federally funded incentives with minimal start-up and monthly maintenance costs. We believe that the modest start-up costs of PWeR, projected to be less than $1,000, combined with the low monthly subscription cost for a single provider, projected to be less than $1,000 per month, is much lower than the cost of an EMR program installed at the provider’s office that includes additional costs for hardware maintenance and annual software license fees.

We intend to continue to expand the number of payers and providers in our provider systems to potentially double our current number of patient lives under management in the coming 12 months, depending on our future financial resources. This expansion will require us to hire additional staff and services within our patient care area, as well as a full-time licensed medical director and other support staff to support and sustain the growth in the projected number of patient lives under management. Once we reach 10,000 lives under management, we expect that provider system revenues will reach a statistical and actuarial equilibrium. This tipping point, combined with the enhanced pricing power we expect to have with our payers and group discounts with providers, will accomplish the economic objective of positive cash flows from our provider systems. We expect that the expansion of the number of patient lives under management will effectively double our revenue from our provider systems.

We further intend to work with our current 500+ primary care physicians in converting regular Medicare members to members of one of our affiliated payers. We expect to accomplish this goal in full compliance with the Medicare Advantage marketing rules.

We believe that in the coming 18 months our provider systems will be able to grow their revenue by increasing the number of patient lives as well as increasing the percentage we receive from payers for each member. Further, we believe that as we continue to grow, we will be able to negotiate better rates on discounts from both payers and providers, thus expanding our margins on services provided. We cannot provide assurance, however, that this revenue growth will occur or that our negotiations with payers will be successful.

To date, we have filed and begun to perfect over 600 claims relating to innovation, novelty, uniqueness or processes under our 19 provisional patents. We believe that there is value in these intellectual property claims and will to continue to perfect and protect them. Our patents will support and protect innovations in the PWeR platform and the integration, synthesis and analysis of electronic healthcare information gathered by PWeR. In addition, we believe the claims will also advance our development of predictive modeling. Provided that we raise adequate capital, we anticipate spending approximately $1 million over the next 6 to 12 months on enhancing PWeR to advance its predictive modeling capability, which we developed to assist several research facilities with which we are in current discussions relating to our business services.

Corporate Offices

We maintain a corporate office in Wellington, Florida and a regional business office in Miami, Florida that houses operational personnel, as well as accounting, marketing and other support staff. Occasionally, we have engaged consultants to assist on a specific project, or for a short-time period. Office space rent, supplies, other general costs and depreciation expense related to office furniture and equipment costs are also included in general and administrative costs.

Going Concern and Substantial Working Capital Deficit

The Company has incurred negative cash flows from operating activities of approximately $3.8 million for the nine month period ended July 31, 2009, working capital deficit of approximately $9.4 million and an accumulated deficit of approximately $50.3 million at July 31, 2009. The Company expects to continue to incur substantial expenditures to further develop and market its PWeR software platform and to expand its provider network. These matters raise substantial doubt about the Company’s ability to continue as a going concern without significant additional capital infusion. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We believe that the proceeds of our recent securities offerings along with our working capital resources are not adequate to finance our operations therefore we will need to engage in capital-raising transactions immediately and continue thereafter or we will need to substantially curtail or cease our operations altogether. The Company’s common stock trades on the NYSE Amex, under the continued listing exception granted by the NYSE Amex (see Item 5, Other Information, below for further information on the status of our listing on the NYSE Amex), and the Company intends to raise additional public or private equity or debt. As of the date of the filing of this Quarterly Report, we have engaged an investment banking firm to assist in obtaining additional financing, however, in the current condition of capital markets and with the Company’s history of losses, there is no assurance that we will receive any such additional funding. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. Currently the credit and equity markets both in the United States and internationally are substantially contracted, which will make our task of raising additional debt or equity capital even more difficult. In addition, our ability to raise additional financing through the issuance of common stock or convertible securities may be adversely affected by uncertainties regarding the continued listing of our common stock on the NYSE Amex. There is no assurance that we will be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations and the value of our common stock and common stock equivalents would be materially negatively impacted.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. See “Liquidity and Capital Resources” below.

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

Accrued Liabilities

Accrued liabilities include amounts owed for known obligations of the company. Additionally, the company owes $154,305 for payroll taxes, and has included an estimate for payroll tax penalties and interest of $21,402.

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

Under our full risk agreements, we assume responsibility for the cost of substantially all medical services provided to the patient (including prescription drugs), even those services we do not provide directly, in exchange for a percentage of premium or other capitated fee. To the extent that patients require more frequent or expensive care, our revenue under a contract may be insufficient to cover the costs of care provided. We are covered by stop loss insurance.

Medical Claims Expense Recognition

The cost of healthcare services provided or contracted for is accrued in the period in which the services are provided. This cost includes our estimate of the related liability for medical claims incurred but not reported, or IBNR, in the period. IBNR represents a material portion of our medical claims liability presented on the balance sheet. As of July 31, 2009, the balance of IBNR allowance is $6,899,301. Changes in this estimate can materially affect, either favorably or unfavorably, our results from operations and overall financial position.

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

Until we have accumulated adequate history to further refine our calculation of IBNR, we have determined that the current method allows for the calculation of a reasonable estimate of IBNR. There can, however, be no assurance that the ultimate liability will not exceed estimates. Adjustments to the estimated IBNR claims are recorded in results of our operations in the periods when such amounts are determined. Per guidance under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we accrue for IBNR claims when it is probable that expected future healthcare costs and maintenance costs under an existing contract have been incurred and the amount can be reasonably estimable. We record a charge related to these IBNR claims as medical claims expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. During the three and nine months ended July 31, 2009, we determined that it is more likely than not that the deferred tax assets will not be realized, resulting in a full valuation allowance at July 31, 2009. We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more-likely-than-not of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the more-likely-than-not threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded.

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

Liquidity and Capital Resources

Since our inception, we have funded our business primarily through sales of our equity and debt securities. For the nine months ended July 31, 2009, we have incurred a net loss from operations of more than $8.5 million and an accumulated deficit at July 31, 2009 of more than $50.3 million.

We had a working capital deficit at July 31, 2009 of $10,592,963 as compared to working capital of $503,275 at July 31, 2008, which represents a decrease of $10,089,688. The increase in the working capital deficit is due to an increase in debt and due to HMOs. Due to HMOs is the net of premiums received from the HMO payers less medical costs paid by the HMO payers less any cash paid to the Company by HMO payer. The amount due HMO increase primarily because the medical expenses paid by the HMO exceeded the premiums earned.

We have been dependent upon private capital to meet our short and long-term cash needs. Depending on a number of variables including the number of healthcare providers electing to use our PWeR system and growth in patients under management we could continue to experience negative cash flow from operating activities through at least the next 12 months as we continue to build our CHS networks (provider systems) and develop a suite of management support services. If we continue to incur negative cash flow from sources of operating activities for longer than expected, our ability to continue as a going concern could be in substantial doubt. We will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. During the third quarter of fiscal 2009, we raised $1,202,500 by issuing promissory notes to our officers, directors, shareholders and investors to meet immediate operational needs of our Company. Terms of these notes are described in detail under Note 6 to the condensed consolidated financial statements. An additional $537,500 was raised during August 2009 by issuing additional promissory notes to meet immediate operational needs of our Company. We believe that these proceeds along with our working capital resources are not adequate to finance our operations through the end of September 2009. We will need to engage in capital-raising transactions in September 2009 and immediately thereafter; otherwise, we will need to significantly curtail or cease our operations altogether. Any future additional capital will likely result in dilution to our current shareholders, which may be substantial. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. See Item 5, “Other Information,” for information regarding the status of the Notice of Continued Listing Deficiency we received from NYSE Amex.

Our development plan includes the identification of and acquisition or joint venturing of businesses and services that will allow us to provide comprehensive healthcare management support services. We expect to secure financing for any such acquisition by obtaining additional financing from outside lenders.

Under the terms of certain lockup agreements between the Company and certain of its convertible debt holders from private placements of the Company’s securities in August 2006 through March 2007, we were required to pay a recurring fee to such debt holders who converted their convertible debt into units of unregistered securities of the Company sold in the December 2007 secondary public offering. The conversion fee was to be paid by the Company quarterly at a rate of 1% per month of the principal amount of the convertible debt plus accrued interest. To date, the Company has paid the first two quarterly payments for March and June 2008 with the remaining $308,613 unpaid and outstanding to date.

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

Financing Activities

Net cash of $2,721,865 was provided by financing activities for the nine months ended July 31, 2009, compared to $9,174,894 for the nine months ended July 31, 2008. We received $2,668,750 in proceeds from the issuance of promissory notes in the nine months ended July 31, 2009. During the nine months ended July 31, 2008, we received $11,847,368 in net proceeds, after deducting underwriter commissions, underwriter unaccountable expenses and other offering expenses from the secondary public offering. We repaid approximately $2,610,689 in existing debt and repurchased 50,207 private placement warrants for $1.00 per warrant.

Operating Activities

Net cash of $3,840,372 was used in operating activities for the nine months ended July 31, 2009, compared to $5,726,636 for the nine months ended July 31, 2008. The decrease of $1,886,264 was primarily due to a reduction in net loss.

Investing Activities

Net cash of $327,091 was used for investing activities for the nine months ended July 31, 2009, compared to $582,070 for the nine months ended July 31, 2008. Net cash for investing activities primarily relates to the purchase of software for development purchases related to PWeR.

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

Results of Operations

Three and Nine Months Ended July 31, 2009, as Compared to the Three and Nine Months Ended July 31, 2008 (restated)

The following table presents the revenue and direct costs for the three and nine months ended July 31, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008

Revenue
Provider systems	$10,454,469	$4,446,376	$26,071,729	$10,665,106
Management support services	500	12,986	800	309,019
Total Revenues	10,454,969	4,459,362	26,072,529	10,974,125
Direct Costs
Provider systems	10,854,374	4,491,647	27,817,188	11,916,967
Management support services		670		213,749
Total direct costs	10,854,374	4,492,317	27,817,188	12,130,716
Gross Profit	$(399,405)	$(32,955)	$(1,744,659)	$(1,1,56,591)

Revenue

Total revenue for the three and nine months ended July 31, 2009 increased by $5,995,607 and $15,097,404 as compared to the three and nine months ended July 31, 2008, respectively, or 134% and 138%. The increase in revenue for the three and nine months ended July 31, 2009 is a direct result of active contracts with five HMO payers. Provider systems revenue of $10,454,469 and $26,071,729 accounted for 99.9% of our total revenue for the three and nine months ended July 31, 2009. Management support services revenue for the three and nine months ended July 31, 2009 represented .0001%, of our total revenue, which decreased by $12,486 and $308,219 from the three and nine months ended July 31, 2008 to the three and nine months ended July 31, 2009 due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

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

Direct Costs

Direct costs for the three and nine months ended July 31, 2009 increased $6,362,057 and $15,686,472 compared to the three and nine months ended July 31, 2008, respectively. Provider system costs increased $6,362,727 and $15,900,221 from the three and nine months ended July 31, 2008, respectively. Provider systems direct costs increased because we were responsible for approximately 2,106 additional patient months under our HMO payer contracts as of the nine months ended July 31, 2009 as compared to the same period in 2008. Additionally, one HMO forgave medical expenses in the amount of $943,803 during the three month period ended April 30, 2009, which reduced the direct costs reflected for the three and nine month periods ended July 31, 2009 from 11,798,177 and 28,760,991 to 10,854,374 and 27,817,188, respectively. Management support services costs decreased by $670 and $213,749 from the three and nine months ended July 31, 2008, respectively. This decrease was due to the termination of the medical billing and collection services company contracts as of December 31, 2007.

The direct costs amount for the three and nine months ended July 31, 2009, includes $10,326,711 and $27,372,528, respectively, of claims paid and reserved. During the three and nine months ended July 31, 2009, an additional $527,663 and $1,388,463, respectively, was paid for reinsurance to cover excessive medical costs (stop loss insurance). We anticipate that the medical costs per member will decrease as we expand the number of members under care and with the implementation of our technology solutions, which will eventually reverse our negative gross profit. The majority of the management support services direct costs are composed of the condensed consolidated transactions of the billing and collection services companies that were under management contracts and which were incurred through December 2007.

Operating and Non-Operating Expenses

The following table presents the operating and non-operating expenses incurred for the three and nine months ended July 31, 2009 and 2008. These items are discussed in detail following the table.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008

Operating expenses
Salaries and employee costs	$1,136,760	$860,400	$3,495,517	$3,432,288
Stock-based compensation	133,301	402,795	768,678	2,755,209
Occupancy	76,406	91,627	253,987	263,194
Depreciation and amortization	36,685	56,374	131,380	142,750
Other general and administrative expenses	426,123	681,405	2,150,101	2,031,079
Total operating expenses	$1,809,275	$2,092,601	$6,799,663	$8,624,520

Non-operating expenses
Amortization of financing costs	$1,637,740	$—	$3,275,207	$3,687,229
Gain on disposal of assets	—	—	—	(312,465)
Interest and other expense	34,783	149,680	91,991	733,731
Total non-operating expenses	$1,672,523	$149,680	$3,367,198	$8,110,144

Operating expenses for the three and nine months ended July 31, 2009 decreased $283,326 and $1,824,857, respectively from the three and nine months ended July 31, 2008. Salaries and employee costs increased $276,360 and $63,229, respectively for the three and nine months ended July31, 2009 as compared to July 31, 2008. Stock-based compensation decreased by $269,494 and $1,986,531, respectively, primarily due to the granting of options related to the Amendment to Noel J. Guillama’s Executive Employment Agreement. During this period, we hired additional employees to service the expansion of provider systems and added corporate staff to support our expanded operations. Other general and administrative expenses decreased by $255,282 and increased by $119,022, respectively for the three and nine months ended July 31, 2009.

Non-operating expenses increased by $1,522,843 during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. This increase was due to the amortization of financing costs, which includes amortization of debt discount, financing costs and beneficial conversion feature in the amount of $1,637,740 for the three months ended July 31, 2009. Non-operating expenses decreased by $4,742,946during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 which is due to the reduction of the amortization of financing costs and debt discount during the nine months ended July 31, 2008.

Net Loss

Net loss for the three months ended July 31, 2009 and 2008 was $3,861,395 and $2,275,236, respectively, representing an increased loss of $1,586,159 from the three months ended July 31, 2008. Net loss for the nine months ended July 31, 2009 and 2008 was $11,866,892 and $17,891,255, respectively, representing a decreased loss of $6,024,361 from the nine months ended July 31, 2008. The majority of the decrease was attributed to costs related to the debt financing of $4,413,671 for the nine months ended July 31, 2008. Net loss per share was $(.34) and $(.26) for the three months ended July 31, 2009 and 2008 and $(1.14) and $(2.44) for the nine months ended July 31, 2009 and 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and thus are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective at July 31, 2009.

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. The Certifying Officers determined that certain significant deficiencies involving our internal control over financial reporting rose to the level of a material weakness at July 31, 2009; namely, the lack of formal control design structure and formal processes for closing our financial statements in preparing for the annual audit or quarterly reviews. This material weakness in our internal control over financial reporting did not result in the need to restate any previously reported financial statements or any other related financial disclosure.

Our management and the Audit Committee considered what changes, if any, were necessary to our disclosure controls and procedures to ensure that the material weakness described above would not recur in the future reporting periods. In its review, management and the Audit Committee noted that the deficiencies described above related principally to our shortage of qualified accounting and finance personnel and the stress on such personnel currently in place at the Company. Management and the Audit Committee further noted that the deficiencies described above did not have any effect on the accuracy of our financial statements at July 31, 2009.

As a result of these findings, management determined that in order to remedy the material weakness in our internal control over financial reporting, we needed to hire additional accounting and finance personnel having adequate experience in the preparation of financial statements and data of a public reporting company, in the application of generally accepted accounting principles in the United States and in public company reporting matters. No additional changes to our disclosure controls and procedures were needed in response to the material weakness in our internal control over financial reporting. We have commenced our remediation efforts, are in the process of interviewing suitable candidates for the open positions in our accounting and finance department and expect to have completed these efforts by December 31, 2009.

We believe that the remediation of the material weakness in internal control over financial reporting will allow our management to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations there under.

Our Chief Financial Officer is and will continue to oversee accounting and financial reporting personnel and is consulting regularly with our auditors and the Audit Committee on all such matters.

Changes in Internal Controls over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the period ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Appropriate legends were affixed to the certificates representing the securities issued. During the third quarter, we issued:

•

19,231 shares of common stock to our employees as compensation for their services;

•

5,117 shares of common stock to consultants as compensation for their services; and

•

35,296 shares of common stock to the board of directors as compensation for their services.

•

176,472 shares of common stock as conversion of debt.

From January to July 2009, we executed several promissory notes with certain of our executive officers and directors for the purposes of obtaining working capital to continue our operations. The following table lists certain pertinent information relating to such promissory notes:

Name of the Person/Entity	Title/Relationship	Note Amount (2)		Repayment Amount (2)		Converted Shares
Noel J. Guillama	Chairman, Chief Executive Officer, President	$100,000		$119,118
Donald B. Cohen	Executive Vice President, Chief Financial Officer	$70,000	(1)	$83,383	(1)
Susan Darby Gallagher	Executive Vice President, Chief Administrative Officer	$20,000		$23,824
Paulson Investment Company, Inc.	Shareholder	$441,250		$945,072
Charlemagne Holdings, Inc.	Shareholder (3)	$100,000		$129,348
Jose de la Torre	Director	$40,000		$47,646
Other Investors	Investors	$947,500		$1,003,329		2,351,720

———————

(1)

Represents (i) February 2, 2009 promissory note in the principal amount of $50,000, and (ii) February 4, 2009 promissory note in the principal amount of $20,000. The repayment amount on the notes are $59,559 and $23,824, respectively.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 5.

Other Information

On March 17, 2009, we received notice from the NYSE Amex LLC (formerly American Stock Exchange (the “Exchange”)) notifying us that we are not in compliance with Section 1003(a)(iv) of the Company Guide. Specifically, the Exchange staff noted that we sustained losses that are so substantial in relation to our overall operations or our existing financial sources that it appeared questionable, in the opinion of the Exchange, as to whether we would be able to continue operations and/or meet our obligations as they mature.

We submitted a plan of compliance on April 16, 2009 outlining our compliance strategy with the continued listing deficiency by September 17, 2009. Our plan was accepted by the Exchange, and we were able to continue our listing during this exception period, during which time we were subject to periodic review to determine our progress consistent with the plan. Under the terms of the notice, if we did not meet the requirements of the plan by the deadline, we were subject to delisting procedures as set forth in the Company Guide. As of the date of filing of this report, we have received no further communication from the Exchange relating to the status of our compliance efforts and that of our securities as listed on the Exchange. Under Company Guide rules, we have the right to appeal a determination by the Exchange staff to initiate delisting proceedings, should the Exchange make such a determination.

There is no assurance that we will remain listed on the Exchange following the compliance date deadline. Further, there is no assurance that we will be successful in our appeal of the Exchange staff’s delisting determination if one is rendered by the staff. If our securities are delisted from the Exchange, we may seek to cause our securities to be quoted on the Over-the-Counter Bulletin Board, but there is no assurance we would be able to complete the transition process in a timely manner.

Item 6.

Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Form of Subscription and Registration Rights Agreement dated May 19, 2009
10.2	Form of 10% Subordinated Promissory Note dated May 19, 2009
10.3	Addendum – Subsequent Events dated June 2, 2009
10.4	Form of Subscription and Registration Rights Agreement dated June 30, 2009
10.5	Form of 10% Subordinated Secured Promissory Note dated June 30, 2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: September 21, 2009

THE QUANTUM GROUP, INC.

By:	/s/ DONALD B. COHEN
Donald B. Cohen, Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Title of Document
10.1	Form of Subscription and Registration Rights Agreement dated May 19, 2009
10.2	Form of 10% Subordinated Promissory Note dated May 19, 2009
10.3	Addendum – Subsequent Events dated June 2, 2009
10.4	Form of Subscription and Registration Rights Agreement dated June 30, 2009
10.5	Form of 10% Subordinated Secured Promissory Note dated June 30, 2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002